Form 10-Q
period 2001-06-30
DTE ENTERPRISES INC
filed 2001-08-14
CIK 1130308

Definitions
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Notes to the Consolidated Financial Statements
Consolidating Statements of Operations
Consolidating Statements of Operations
Consolidating Statement of Financial Position
Condensed Consolidating Statement of Cash Flows
Condensed Consolidating Statement of Cash Flows
Independent Accountants’ Report
Other Information
Signature
EX-4.1 Certificate of Assumption

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number 1-15066

DTE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3493465 (I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226 (Zip Code)

313-235-4000

(Registrant’s telephone number, including area code)

MCN Energy Group Inc.

500 Griswold Street
Detroit, Michigan 48226
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

DTE ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2001

PAGE
NUMBER

DEFINITIONS	1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statement of Operations	20

Consolidated Statement of Financial Position	22

Consolidated Statement of Cash Flows	24

Notes to Consolidated Financial Statements	25

Independent Accountants’ Report	43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 6. Exhibits and Reports on Form 8-K	44

SIGNATURE	45

DEFINITIONS

Cogeneration	The production of electricity and another form of energy, usually steam, from a single fuel source such as natural gas.

Customer Choice Program	A three-year program that began in April 1999 which allows a limited number of customers to purchase gas from suppliers other than MichCon.

Diversified Energy	DTEE’s Pipelines & Processing, Electric Power, Energy Marketing and Exploration & Production businesses.

DTE	DTE Energy Company and subsidiaries. The parent company for DTEE.

DTEE	DTE Enterprises, Inc. and subsidiaries, a wholly owned subsidiary of DTE.

End User Transportation	A gas delivery service historically provided to large-volume commercial and industrial customers who purchase natural gas directly from producers or brokerage companies. Under MichCon’s Customer Choice Program that began in 1999, this service is also provided to residential customers and small-volume commercial and industrial customers.

Gas Gathering	The process of collecting natural gas from gas wells and then transporting the gas through pipelines to processing plants or major pipelines.

Gas Processing	For DTEE, the removal of carbon dioxide and petroleum liquids from natural gas so it meets market quality standards.

Gas Sales Program	A three-year program that began in January 1999 under which MichCon’s gas sales rate includes a gas commodity component that is fixed at $2.95 per Mcf.

Gas Storage	For DTEE, the process of injecting, storing and withdrawing natural gas from a depleted underground natural gas field.

GCR	Gas Cost Recovery; a process by which MichCon, through annual gas cost proceedings before the Michigan Public Service Commission, is allowed to recover its reasonable and prudent cost of gas sold. The GCR was suspended under the Regulatory Reform Plan for the three-year period ending on December 31, 2001.

Intermediate Transportation	A gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers.

DEFINITIONS

Methanol	A form of alcohol manufactured from various feedstocks, including natural gas, and used as a solvent, antifreeze and high octane fuel.

MCN	MCN Energy Group Inc. and its subsidiaries.

MCNEE	MCN Energy Enterprises, Inc., a wholly owned subsidiary of DTEE that is the holding company of DTEE’s Diversified Energy group subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of DTEE.

MPSC	Michigan Public Service Commission; a state agency that regulates, among other things, the intrastate aspects of the natural gas industry within Michigan.

Normal Weather	The average annual degree days in DTEE’s Gas Distribution service area during a recent 30-year period.

Regulatory Reform Plan	The plan approved by the MPSC in April 1998 that provided for: (i) the Gas Sales Program, (ii) the Customer Choice Program and (iii) an income sharing provision that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger Completed – DTE Enterprises, Inc. (DTEE) was merged with MCN Energy Group Inc. (MCN) on May 31, 2001 and was the surviving corporation as discussed in Notes 1 and 2 to the Consolidated Financial Statements included herein. The merger was accounted for using the purchase method and the assets and liabilities in the accompanying financial statements have not been adjusted to allocate the purchase price to their fair values. Certain losses reflected in the accompanying financial statements have been eliminated at DTE Energy Company as a result of purchase accounting adjustments. The following discussion of “Results of Operations” and “Capital Resources and Liquidity” assumes DTEE and MCN were merged for all periods shown.

RESULTS OF OPERATIONS

Results reflect unusual items, merger and restructuring charges, losses from MichCon’s Gas Sales Program – DTEE reported a loss in the 2001 second quarter of $268.3 million compared with earnings of $22.2 million in the 2000 second quarter. Losses in the 2001 six-month period totaled $224.9 million compared to earnings of $91.7 million for the same 2000 period. As subsequently discussed, the comparability of earnings was affected by the impact of several unusual items, merger and restructuring charges, an accounting change and an extraordinary item.

	Quarter		6 Months

	2001	2000	2001	2000
(in Millions)
Net Income (Loss)

Diversified Energy:

Before unusual items, and merger & restructuring charges	$5.0	$(23.4)	$(30.3)	$(27.6)

Unusual items (Note 7)	(138.9)	43.7	(55.4)	50.7

Merger & restructuring charges (Notes 2 and 3)	(13.4)	(.9)	(13.5)	(.9)

	(147.3)	19.4	(99.2)	22.2

Gas Distribution:

Before unusual items, and merger & restructuring charges	(50.9)	3.5	48.3	70.4

Unusual items (Note 7e)	(4.4)	–	(4.4)	–

Merger & restructuring charges (Notes 2 and 3)	(65.7)	(.7)	(66.4)	(.9)

	(121.0)	2.8	(22.5)	69.5

Total Before Accounting Change and Extraordinary Item:

Before unusual items, and merger & restructuring charges	(45.9)	(19.9)	18.0	42.8

Unusual items (Note 7)	(143.3)	43.7	(59.8)	50.7

Merger & restructuring charges (Notes 2 and 3)	(79.1)	(1.6)	(79.9)	(1.8)

	(268.3)	22.2	(121.7)	91.7

Accounting Change for Derivatives (Note 4a)	–	–	(100.6)	–

Extraordinary Item – Loss on Redemption of Debt (Note 6)	–	–	(2.6)	–

	$(268.3)	$22.2	$(224.9)	$91.7

Excluding the unusual items, merger and restructuring charges, accounting change and extraordinary item, DTEE incurred a loss of $45.9 million in the 2001 second quarter compared to a

MANAGEMENT’S DISCUSSION AND ANALYSIS

loss of $19.9 million for the 2000 second quarter and had earnings of $18.0 million in the 2001 six-month period, a decline of $24.8 million from the corresponding 2000 period. The earnings comparisons reflect varying contributions from the Gas Distribution segment, primarily attributable to margins generated under MichCon’s Gas Sales Program, as well as the Diversified Energy group, largely due to the Energy Marketing business.

Merger and Restructuring Charges – Effective May 31, 2001, MCN and DTE Energy Company (DTE) completed the merger that was announced on October 4, 1999. DTEE recorded legal, accounting, employee benefit and other expenses associated with the merger which had the effect of reducing earnings by $25.0 million for the 2001 second quarter and $25.8 million for the 2001 six-month period, compared with $1.6 million for the 2000 second quarter and $1.8 million for the 2000 six-month period.

In June 2001, DTE offered certain employees the option to retire early under a program to reduce the workforce in overlapping corporate support functions. As a result of the program, approximately 10% of DTEE’s workforce, or 294 employees retired in July 2001 resulting in a restructuring charge that decreased earnings by $54.1 million for the 2001 second quarter and six-month period (Note 3).

Unusual Items – DTEE recorded several unusual items in the 2001 and 2000 periods, primarily representing gains and losses on assets sold and held for sale. The unusual items impacted earnings as follows:

	Quarter		6 Months

	2001	2000	2001	2000
(Gains and (Losses) in Millions)
Unusual Items (Net of Taxes)
Diversified Energy

Pipelines & Processing (Note 7a)	$(136.2)	$15.7	$(52.7)	$17.9

Electric Power (Note 7b)	–	28.0	–	30.3

Energy Marketing (Note 7c)	(3.5)	–	(3.5)	–

Exploration & Production (Note 7d)	.8	–	.8	2.5

	(138.9)	43.7	(55.4)	50.7

Gas Distribution (Note 7e)	(4.4)	–	(4.4)	–

	$(143.3)	$43.7	$(59.8)	$50.7

Diversified Energy

Results reflect varying Energy Marketing earnings and asset sales – Diversified Energy had losses of $147.3 million and $99.2 million for the 2001 second quarter and six-month period, respectively, compared to earnings of $19.4 million and $22.2 million for the same 2000 periods. The comparability of results was impacted by several unusual items, and merger and restructuring charges, as previously discussed. Excluding the unusual items, and merger and restructuring charges, Diversified Energy’s earnings improved by $28.4 million for the 2001 second quarter and

MANAGEMENT’S DISCUSSION AND ANALYSIS

declined by $2.7 million for the 2001 six-month period. The results reflect varying earnings from the Energy Marketing segment and reduced earnings attributable to the sale of interests in pipeline and power projects.

	Quarter		6 Months

	2001	2000	2001	2000
(in Millions)
Diversified Energy Operations

Operating Revenues*	$345.8	$271.7	$1,088.7	$737.5

Operating Expenses*

Gains & losses from sale of assets (Note 7)	4.2	–	(123.7)	(3.7)

Merger & restructuring charges (Notes 2 and 3)	11.0	1.4	11.2	1.4

Other operating expenses	324.0	291.7	1,103.2	752.1

	339.2	293.1	990.7	749.8

Operating Income (Loss)	6.6	(21.4)	98.0	(12.3)

Joint Venture Income (Loss)

Equity in earnings	3.0	5.1	3.9	15.3

Gains & losses from sale of joint venture interests (Note 7)	(2.8)	67.2	(2.3)	74.3

Losses on joint venture interests held for sale (Note 7)	(206.6)	–	(206.6)	–

	(206.4)	72.3	(205.0)	89.6

Other Income & (Deductions)*

Interest income	2.5	1.1	6.0	3.2

Interest expense	(12.9)	(13.0)	(28.6)	(28.4)

Dividends on preferred securities of subsidiaries	(6.3)	(7.5)	(12.5)	(16.1)

Other	(2.2)	(1.6)	(3.0)	(2.4)

	(18.9)	(21.0)	(38.1)	(43.7)

Income (Loss) Before Income Taxes	(218.7)	29.9	(145.1)	33.6

Income Tax Provision (Benefit)	(71.4)	10.5	(45.9)	11.4

Net Income (Loss)

Before unusual items, and merger & restructuring charges	5.0	(23.4)	(30.3)	(27.6)

Unusual items, and merger & restructuring charges (Notes 2, 3 and 7)	(152.3)	42.8	(68.9)	49.8

	$(147.3)	$19.4	$(99.2)	$22.2

*	Includes intercompany transactions

MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating and Joint Venture Income

Operating and joint venture results, excluding unusual items, and merger and restructuring charges, improved $39.7 million in the 2001 second quarter and decreased $11.3 million for the 2001 six-month period. A discussion of the operations of the Diversified Energy segments follows.

	Quarter		6 Months

	2001	2000	2001	2000
(in Millions)
Operating and Joint Venture Income (Loss)

Before Unusual Items, and Merger & Restructuring Charges:

Pipelines & Processing	$.3	$3.9	$.9	$9.7

Electric Power	.2	.7	(.2)	2.5

Energy Marketing	27.2	(24.4)	(11.1)	(20.1)

Exploration & Production	5.5	5.0	8.7	9.8

Corporate & Other	(8.4)	(.1)	(8.9)	(1.2)

	24.8	(14.9)	(10.6)	.7

Unusual Items, and Merger & Restructuring Charges (Notes 2, 3 & 7)	(224.6)	65.8	(96.4)	76.6

	$(199.8)	$50.9	$(107.0)	$77.3

Pipelines & Processing operating and joint venture results, excluding unusual items, decreased $3.6 million and $8.8 million for the 2001 second quarter and six-month period, respectively. Results reflect a decline in earnings from providing gas delivery and gas processing services. The reduced transportation contributions are attributable to the sale of a number of pipeline projects that were located in areas outside DTEE’s target region. Lower earnings from processing gas to remove natural gas liquids are due to a decline in processing margins resulting from high gas prices. The 2001 six-month period also includes lower earnings from DTEE’s 25%-owned methanol production business due to a decrease in margins. This business relies on natural gas as its chief feedstock in producing methanol. Significantly higher cost of gas in the 2001 periods without a corresponding increase in methanol prices resulted in reduced methanol margins. Methanol production was significantly reduced in response to the uneconomical margins.

Additionally, Pipelines & Processing operating and joint venture income for the 2000 periods benefited from an increase in “allowance for funds used during construction” (AFUDC) associated with the 25%-owned Vector Pipeline project that became operational in December 2000.

	Quarter		6 Months

	2001	2000	2001	2000

Pipelines & Processing Statistics*

Methanol Produced (Million Gallons)	10.0	16.7	20.8	33.8

Transportation (Bcf)	26.9	28.5	56.8	72.0

Gas Processed (Bcf):

Carbon dioxide treatment	13.1	13.7	26.1	26.5

Natural gas liquids removal	6.4	14.8	15.1	32.3

	19.5	28.5	41.2	58.8

*Includes DTEE’s share of joint ventures

MANAGEMENT’S DISCUSSION AND ANALYSIS

Electric Power operating and joint venture results, excluding unusual items, decreased $.5 million and $2.7 million for the 2001 second quarter and six-month period, respectively. The declines reflect the sale of essentially all of DTEE’s interests in domestic power generation facilities. The sales were required as a condition of MCN’s merger with DTE. DTEE currently holds an approximate 65% interest in Bhote Koshi Power Company, a 36 megawatt (MW) hydroelectric power plant in Nepal that became operational in early 2001. Additionally, the 2000 periods include margins generated from selling gas to power companies under contracts that were transferred to the Energy Marketing segment in the 2001 first quarter.

	Quarter		6 Months

	2001	2000	2001	2000

Electric Power*

Electricity Sales (Thousands of MW Hours)	36.8	–	54.0	185.2

Gas Sales (Bcf)	–	5.3	–	10.1

*	Includes DTEE’s share of joint ventures

Energy Marketing operating and joint venture results increased $51.6 million and $9.0 million for the 2001 second quarter and six-month period, respectively.

Energy Marketing manages commodity price risk by utilizing derivative financial contracts to more fully balance its portfolio of gas supply and sales agreements. Energy Marketing’s objective is to enter into new transactions that are hedgeable and profitable from an economic standpoint. DTEE has determined that this risk minimization strategy will be accounted for by marking to market its commodity forwards, financial derivatives, and corresponding physical positions so there are substantial offsetting amounts. This fair value accounting better aligns financial reporting for the Energy Marketing segment with the way the business is managed and its performance measured.

Energy Marketing experiences earnings volatility as a result of its production-related gas supply contract, as well as from open positions related to its long-term transportation and storage assets. Energy Marketing’s contract to purchase gas produced from Exploration & Production (E&P) operations does not qualify for mark to market accounting. Energy Marketing recorded a pre-tax gain totaling approximately $60 million in the 2001 second quarter primarily attributable from marking to market sales contracts with power generation customers without recording an offsetting loss from marking to market the production-related gas supply contract. This non-cash gain more than offset an $11 million pre-tax loss recorded in the 2001 first quarter from marking to market such sales contracts.

Energy Marketing’s earnings reflect volatility resulting from using spot market rates to fair value its gas inventory and using forward rates to fair value its derivatives. Storage gas was priced in December 2000 at a spot market rate of $10.19 per thousand cubic feet (Mcf) compared to a March 2001 rate of $5.82 per Mcf and a June 2001 rate of $3.41. There were significantly smaller changes in forward prices during these same periods. As a result, the mark-to-market losses on gas inventory were only partially offset by mark to market gains on the related derivatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Energy Marketing also sold 20.9 billion cubic feet (Bcf) of gas that was in inventory at December 2000 realizing an approximate $11 million pre-tax loss during the 2001 first quarter.

	Quarter		6 Months

	2001	2000	2001	2000

Energy Marketing (Bcf)*

Gas Sales	63.7	87.8	180.4	262.3

Exchange Gas Deliveries	–	.1	21.9	15.0

	63.7	87.9	202.3	277.3

* Includes DTEE’s share of joint ventures

Additionally, Energy Marketing’s earnings comparisons were affected by higher provisions for potentially uncollectible accounts receivable balances in the 2000 periods. Higher prices in 2000, coupled with lower margins, resulted in financial pressures for some of Energy Marketing’s customers. As a result of these financial pressures and a customer bankruptcy filing, Energy Marketing accrued $14.5 million in the 2000 second quarter for uncollectible accounts.

Exploration & Production operating and joint venture income, excluding unusual items, increased $.5 million in the 2001 second quarter and decreased $1.1 million in 2001 six-month period. Both periods were affected by a decrease in production-related expenses attributable to savings associated with DTEE’s assumption of operator responsibilities in early 2000. The impact of the lower operating costs was partially offset by higher severance taxes as a result of an increase in gas sales prices. The lower operating costs in the 2001 six-month period was more than offset by a reduction in overall gas and oil production primarily resulting from the sale of E&P properties that were located in areas outside DTEE’s target area.

	Quarter		6 Months

	2001	2000	2001	2000

Exploration & Production Statistics

Gas and Oil Production (Bcf equivalent):

Michigan	6.4	6.2	12.5	11.9

Western, Midcontinent/ Gulf Coast and Appalachia	–	.5	.1	1.4

	6.4	6.7	12.6	13.3

Production Costs (per Mcf equivalent):

Operating	$.39	$.60	$.42	$.58

Transportation, treating and marketing	.28	.27	.28	.29

Severance taxes	.26	.20	.33	.18

Overall	$.93	$1.07	$1.03	$1.05

Corporate & Other operating and joint venture results declined $8.3 million and $7.7 million for the 2001 second quarter and six-month period, respectively. The declines primarily reflect an increase in corporate expenses allocated to the Diversified Energy group as well as a litigation reserve accrued in the 2001 second quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other Income and Deductions

Other income and deductions decreased $2.1 million and $5.6 million for the 2001 quarter and six-month period, respectively. The results reflect higher interest income and lower preferred dividend costs. The increase in interest income is attributable to an interest-bearing advance made to the Vector Pipeline Partnership. The lower preferred dividends reflect the retirement of $130.7 million of preferred securities in May 2000.

Income Taxes

Income taxes decreased $81.9 million and $57.3 million for the 2001 quarter and six-month period, respectively. The results reflect a decline in pre-tax earnings. Taxes were also impacted by an adjustment for non-deductible expenses associated with the merger with DTE.

Outlook

With the completion of the merger with DTE, management expects to realize synergies from integrating various operations and systems. Certain businesses currently under DTEE could be combined with other DTE subsidiaries.

DTEE’s strategic direction emphasizes achieving operational efficiencies and growth through integration of existing businesses. DTEE will continue expanding its coverage within existing markets and emphasize operating projects that enhance DTE businesses primarily within the Midwest-to-Northeast corridor. DTEE has ample gas storage and transportation capacity, which enhances its ability to provide reliable and custom-tailored bundled services to large-volume end users and utilities. DTEE expects to continue pursuing alternative operating and financial strategies to optimize the value of its storage and transportation assets.

Energy Marketing manages commodity price risk by utilizing derivative financial contracts to more fully balance its portfolio of gas supply and sales agreements. Energy Marketing attempts to maintain a balanced or flat book from an economic standpoint. However, Energy Marketing will experience earnings volatility as a result of its production-related gas supply, as well as from open positions related to its long-term transportation and storage assets.

Gas Distribution

Results reflect losses from Gas Sales Program – Gas Distribution reported losses of $121.0 million and $22.5 million for the 2001 second quarter and six-month period, respectively, compared with earnings of $2.8 million and $69.5 million for the comparable 2000 periods. The earnings declines reflect an unusual item, and merger and restructuring charges, as previously discussed. Excluding the unusual item, and merger and restructuring charges, earnings declined $54.4 million in the 2001 second quarter and $22.1 million in the 2001 six-month period. The declines reflect lower gross margins resulting from losses under the Gas Sales Program in 2001, attributable to higher gas cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Quarter		6 Months

	2001	2000	2001	2000

Gas Distribution Operations (in Millions)
Operating Revenues*

Gas sales	$139.2	$136.8	$556.3	$515.5

End user transportation	21.7	25.7	59.1	64.6

Intermediate transportation	11.3	12.7	23.8	27.2

Other	13.7	19.2	32.7	40.8

	185.9	194.4	671.9	648.1

Cost of Sales	147.6	75.0	362.2	299.2

Gross Margin	38.3	119.4	309.7	348.9

Other Operating Expenses*

Operation and maintenance	67.4	60.8	132.8	127.5

Depreciation, depletion and amortization	26.8	26.5	53.4	52.9

Property and other taxes	10.6	13.8	26.9	33.0

Merger & restructuring charges (Notes 2 and 3)	101.2	1.0	102.2	1.4

	206.0	102.1	315.3	214.8

Operating Income (Loss)	(167.7)	17.3	(5.6)	134.1

Joint Venture Income

Equity in earnings	.6	.1	1.3	.7

Loss on joint venture interest held for sale (Note 7e)	(6.7)	–	(6.7)	–

	(6.1)	.1	(5.4)	.7

Other Income and (Deductions)*

Interest income	2.4	.6	5.0	1.2

Interest expense	(13.7)	(14.0)	(28.2)	(29.5)

Other	(.6)	(.1)	.1	.2

	(11.9)	(13.5)	(23.1)	(28.1)

Income (Loss) Before Income Taxes	(185.7)	3.9	(34.1)	106.7

Income Tax Provision (Benefit)	(64.7)	1.1	(11.6)	37.2

Net Income (Loss)

Before merger & restructuring charges	(50.9)	3.5	48.3	70.4

Merger & restructuring charges (Notes 2 and 3)	(70.1)	(.7)	(70.8)	(.9)

	$(121.0)	$2.8	$(22.5)	$69.5

*	Includes intercompany transactions

Gross Margin

Gross margin (operating revenues less cost of gas) decreased $81.1 million and $39.2 million in the 2001 second quarter and six-month period, respectively. As subsequently discussed, gross margins primarily reflect the operations of MichCon’s Gas Sales Program and the impact of weather.

MANAGEMENT’S DISCUSSION AND ANALYSIS

MichCon’s three-year Gas Sales Program is part of its Regulatory Reform Plan (Note 8a) which was implemented in January 1999. Under the Gas Sales Program, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 Mcf. MichCon had negative margins from selling gas in the 2001 second quarter, more than offsetting the positive margins generated in the 2001 first quarter. Margins generated under the Gas Sales Program were approximately $75 million lower in the 2001 second quarter, and $43 million lower in the 2001 six-month period compared to the corresponding 2000 periods, primarily as a result of higher cost gas supply. The average cost of gas sold during the 2001 second quarter and six-month period was $6.06 per Mcf and $3.22 per Mcf, respectively, representing increases of $3.21 per Mcf and $.39 per Mcf from the same 2000 periods. As discussed in the “Cost of Gas” section that follows, the average cost of gas sold reflects higher prices for gas purchased and the partial liquidation of inventory gas that was priced at $.38 per Mcf (Note 5). The inventory liquidation was estimated at 25 billion cubic feet (Bcf) in the 2001 first quarter, but was subsequently adjusted to 17.5 Bcf in the 2001 second quarter due to warmer than normal weather. The effect of the inventory adjustment increased cost of gas in the 2001 second quarter by $1.03 per Mcf, and the inventory liquidation decreased cost of gas in the 2001 six-month period by $.52 per Mcf.

Margins generated under the Gas Sales Program for the 2001 second quarter and six-month period were affected by the number of customers choosing to purchase gas from MichCon rather than other suppliers under MichCon’s three-year Customer Choice Program. Year three of this program commenced in April 2001 with approximately 30,000 customers choosing to participate, as compared to approximately 55,000 customers participating in year two and 70,000 customers in year one. Distribution margins were retained from participating customers as MichCon continued to transport and deliver the gas to the customers’ premises.

Gross margins were also impacted by weather which was 13.6% warmer in the 2001 second quarter and 4.2% colder in the 2001 six-month period as compared to the same 2000 periods. Additionally, both 2001 periods reflect declines in end user and intermediate transportation revenues, as well as revenues from other gas-related services.

	Quarter		6 Months

	2001	2000	2001	2000

Effect of Weather on Gas Markets and Earnings

Percent Warmer Than Normal	(21.7)%	(8.1)%	(8.8)%	(13.0)%

Decrease From Normal in:

Gas markets (Bcf)	(5.9)	(1.9)	(12.2)	(18.0)

Net income (in Millions)	$(5.8)	$(1.7)	$(10.7)	$(16.7)

Gas sales and end user transportation revenues in total decreased $1.6 million in the 2001 second quarter and increased $35.3 million in the 2001 six-month period. Revenues reflect varying gas sales volumes and a decline in end user transportation deliveries. Gas sales volumes decreased .8 Bcf in the 2001 second quarter and rose 7.8 Bcf in the 2001 six-month period, due primarily to weather. Gas sales volumes were also impacted by an increase in the number of customers who chose to purchase their gas from MichCon rather than other suppliers under MichCon’s Customer Choice Program. End user transportation deliveries decreased 5.4 Bcf in the 2001 second quarter and

MANAGEMENT’S DISCUSSION AND ANALYSIS

10.4 Bcf in the six-month period, reflecting the impact of a slowing economy as well as volumes associated with fewer customers participating in the Customer Choice Program. Customers participating in this program are classified as end user transportation customers rather than gas sales customers. Accordingly, gas sales revenues have increased, partially offset by a decrease in end user transportation revenues, resulting in a net increase in total operating revenues from these customers due to the gas commodity component included in gas sales rates. The gas sales comparison was also impacted by a $2.4 million provision for customer refunds recorded in the 2000 second quarter.

	Quarter		6 Months

	2001	2000	2001	2000

Gas Distribution (Bcf)

Gas Sales	24.0	24.8	110.8	103.0

End User Transportation	32.0	37.4	78.7	89.1

	56.0	62.2	189.5	192.1

Intermediate Transportation*	148.3	111.7	320.2	294.6

	204.3	173.9	509.7	486.7

*Includes intercompany volumes

Intermediate transportation revenues decreased $1.4 million and $3.4 million in the 2001 second quarter and six-month period, respectively, whereas intermediate transportation deliveries increased 36.6 Bcf and 25.6 Bcf for the same periods. A significant portion of the volume increase was due to customers who pay a fixed fee for intermediate transportation capacity regardless of actual usage. Although volumes associated with these fixed-fee customers may vary, the related revenues are not affected. The decrease in intermediate transportation revenues is attributable to the expiration of some fixed-fee contracts and the dissolution of a partnership that owned a 126-mile northern Michigan natural gas gathering system. MichCon held a 66% interest in the partnership that was dissolved in June 2000. Under the terms of the dissolution, MichCon received the 67-mile northern portion of the gathering system in return for its partnership interest. Although there are lower revenues attributable to the gathering system, such decline represents the joint venture partners’ share of revenues. Accordingly, the decline in revenues was offset by a reduction in minority interest expense.

Other operating revenues decreased $5.5 million and $8.1 million in the 2001 second quarter and six-month period, respectively, due primarily to revenues from operations of the heating, ventilation and cooling business that was sold in January 2001. Additionally, the decline reflects lower revenues from providing appliance maintenance and other gas-related services, and was partially offset by an increase in late payment fees.

Cost of Sales

Cost of sales is affected by variations in sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas. Cost of sales increased $72.6 million in the 2001 second quarter and $63.0 million for the six-month period,

MANAGEMENT’S DISCUSSION AND ANALYSIS

primarily due to higher prices paid for fixed-price gas supply. The average price paid for gas purchased in the 2001 second quarter and six-month period increased $.34 per Mcf (12%) and $.93 per Mcf (33%), respectively, from the comparable 2000 periods. As previously discussed, MichCon recorded the benefits of an inventory liquidation that was estimated at 25 Bcf in the 2001 first quarter, which was subsequently adjusted to 17.5 Bcf in the 2001 second quarter due to warmer than normal weather (Note 5). The effect of the inventory liquidation and adjustment lowered cost of sales for the 2001 six-month period but increased cost of sales for the 2001 second quarter. Cost of sales was also affected by variations in sales volumes due to weather and the number of customers who have chosen to purchase gas from MichCon rather than other suppliers. Additionally, the comparisons were impacted by the cost of sales associated with the operations of the heating, ventilation and cooling business that was sold in January 2001.

Other Operating Expenses

Operation and maintenance expenses increased $6.6 million and $5.3 million for the 2001 second quarter and six-month period, respectively, primarily due to higher employee medical costs as well as accruals for injuries and damages. Additionally, the six-month comparison was affected by a benefit recorded in the 2000 first quarter for insurance proceeds resulting from the settlement of environmental claims with certain insurance carriers. Partially offsetting the increases were lower pension and retiree healthcare costs.

Depreciation and depletion increased $.3 million and $.5 million in the 2001 second quarter and six-month period, respectively, reflecting depreciation on higher plant balances.

Property and other taxes decreased $3.2 million and $6.1 million in the 2001 second quarter and six-month period, respectively, reflecting a change in the taxable value of personal property subject to taxation by local taxing jurisdictions. New valuation tables approved by the Michigan State Tax Commission more accurately recognize the impact of regulation on the value of a utility’s personal property based on the property’s age. The new tables impacted property tax expense beginning in mid-2000.

Merger and restructuring charges increased $100.2 million and $100.8 million in the 2001 second quarter and six-month period, respectively (Notes 2 and 3), as previously discussed.

Joint Venture Income

Joint venture income decreased $6.2 million and $6.1 million for the 2001 second quarter and six-month period, respectively, reflecting a $6.7 million loss associated with the expected sale of MichCon’s 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown).

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other Income and Deductions

Other income and deductions decreased $1.6 million and $5.0 million in the 2001 second quarter and six-month period, respectively. The declines are attributable to higher interest income and slightly lower interest expense. The increase in interest income results from MichCon leasing a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement that began in December 2000.

Income Taxes

Income taxes decreased $65.8 million in the 2001 second quarter and $48.8 million in the 2001 six-month period due to a decline in pre-tax earnings.

Outlook

Strategy – Gas Distribution’s strategy is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Accordingly, Gas Distribution’s objectives are to increase revenues and control costs in order to deliver strong shareholder returns and provide customers with high-quality service at competitive prices. Management expects to improve Gas Distribution’s cost competitiveness as a result of the merger with DTE. Approximately 60% of MichCon’s 1.2 million customers are also customers of The Detroit Edison Company, a wholly owned electric utility of DTE. MichCon and Detroit Edison expect to realize synergies from integrating common, duplicative functions, including corporate support, billing and customer service.

Regulatory Reform Plan – MichCon is currently operating under its Regulatory Reform Plan, which includes a comprehensive experimental three-year Customer Choice Program designed to offer all sales customers added choices and greater price certainty. The Customer Choice Program began in April 1999 and allows a limited number of customers to purchase their gas from suppliers other than MichCon. Year three of the program began in April 2001, with approximately 30,000 customers choosing to participate. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins.

The Regulatory Reform Plan also includes the Gas Sales Program, which suspended the gas cost recovery (GCR) mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf for the three-year period ending in December 2001. The suspension of the GCR mechanism increases MichCon’s risk associated with gas margins.

As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts for nearly all of its remaining 2001 gas supply requirements assuming normal weather. MichCon does not expect to generate profits from the Gas Sales Program in 2001 as the average cost of its fixed-price supplies for the remainder of 2001 is significantly higher than $2.95 per Mcf. However, the level of margins ultimately generated from selling gas will be affected by: (i) the actual level of gas sales volumes; and (ii) the level of gas consumed in December 2001 that will be billed at GCR rates. The actual

MANAGEMENT’S DISCUSSION AND ANALYSIS

level of gas sales volumes will fluctuate with changes in weather and the number of customers who ultimately choose to purchase gas from suppliers other than MichCon. Sales volumes delivered in December 2001 that remain unbilled at December 31, 2001 will be billed at the January 2002 GCR rate. Therefore, actual gas margins in 2001 will be impacted by the level of unbilled volumes. Assuming normal weather and no significant changes in customers and existing supply contracts, MichCon estimates any additional losses from the Gas Sales Program over the third and fourth quarters of 2001 would not be material.

The plan also encompasses an income sharing mechanism that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, management believes that no income sharing was required in 1999 and 2000, and does not expect income sharing will be required in 2001.

Proposed Regulatory Changes – The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan. Key aspects of the order include: (i) continuing customer choice on a permanent and expanding basis; (ii) eliminating fixed commodity rates in favor of GCR rates that reflect market prices; and (iii) investigating the potential unbundling of additional services offered by Michigan gas utilities.

As discussed in MCN’s 2000 Annual Report on Form 10-K, MichCon filed applications with the MPSC in December 2000 to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. MichCon had proposed the modifications to become effective in April 2001. On March 22, 2001, MichCon withdrew its applications with the MPSC. MichCon will return to a GCR mechanism in January 2002 when the current Regulatory Reform Plan expires.

Merger – As a condition of the Federal Trade Commission approving MCN’s merger with DTE, MichCon agreed to transfer a property interest to a unit of Exelon Corporation allowing for the utilization of natural gas transportation capacity on its system. The contract will allow for increased competition for end user transportation and gas sales services that could reduce earnings by an estimated $5 million annually.

Accounting Change for Derivatives

As of January 1, 2001, DTEE adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (Note 8a). The Statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS

DTEE identified its interest rate swaps, options embedded in certain debt instruments, commodity forward contracts, commodity futures and swaps, and certain of its transportation contracts as derivatives. The cumulative effect of adopting SFAS No. 133 in January 2001 was a $154.8 million pre-tax ($100.6 million net of taxes) decrease in earnings, and a $99.7 million pre-tax ($64.8 million net of taxes) increase in other comprehensive income. In the 2001 second quarter, the Derivative Implementation Group issued guidance precluding the use of the “normal sales” exception for certain derivatives that DTEE had previously designated as normal. As a result, DTEE recorded in April 2001 an adjustment to the cumulative effect of adopting SFAS No. 133 that decreased other comprehensive income by $143.1 million pre-tax ($93.0 million net of taxes). The amount recorded in other comprehensive income will be taken to earnings as the transactions that the derivatives relate to occur. DTEE estimates that a $7.9 million pre-tax ($5.1 million net of taxes) loss will be reclassified from other comprehensive income and recorded to earnings over the July 2001 to June 2002 period.

Extraordinary Item – Loss on Redemption of Debt

In March 2001, DTEE elected to repurchase at a premium $100 million of remarketable debt that was subject to remarketing in April 2001. As a result, DTEE recorded an extraordinary loss that reduced earnings $3.9 million pre-tax ($2.6 million net of taxes) for the 2001 six-month period (Note 6).

CAPITAL RESOURCES AND LIQUIDITY

	6 Months

	2001	2000
(in Millions)
Cash and Cash Equivalents

Cash Flow Provided From (Used For):

Operating activities	$165.1	$308.2

Investing activities	28.5	289.3

Financing activities	(228.6)	(632.7)

Net Decrease in Cash and Cash Equivalents	$(35.0)	$(35.2)

Operating Activities

DTEE’s cash flow from operating activities decreased $143.1 million during the 2001 six-month period as compared to the same 2000 period. The decrease was due primarily to lower earnings, after adjusting for non-cash items (restructuring charge, unusual items, accounting change, depreciation and deferred taxes), partially offset by lower working capital requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Investing Activities

DTEE’s cash flow from investing activities decreased $260.8 million in the 2001 six-month period as compared to the same 2000 period. The decline was due primarily to less cash received from the sale of assets in 2001. The comparison was also affected by the sale of securities associated with MichCon’s Grantor Trust and fewer joint venture investments.

Capital expenditures totaled $55.5 million in the 2001 six-month period compared to $56.9 million for the same period in 2000. The 2001 investments include slightly lower levels of expenditures within the Gas Distribution segment.

	6 Months

	2001	2000
(in Millions)
Capital Expenditures

Exploration & Production	$8.9	$2.2

Gas Distribution	46.2	50.0

Other	.4	4.7

	$55.5	$56.9

Financing Activities

DTEE’s cash flow used for financing activities decreased $404.1 million during the 2001 six-month period as compared to the same 2000 period. The change reflects lower debt repayments. A summary of DTEE’s significant financing activities and financing plans follows.

In March 2001, DTEE entered into a $200 million term loan agreement that expired on July 30, 2001, 60 days after completion of the merger with DTE. In July 2001, DTEE repaid the $200 million amount outstanding as of June 30, 2001 under the term agreement.

Diversified Energy

Prior to July 2001, the Diversified Energy group maintained credit lines that allowed for borrowings of up to $300 million under a 364-day revolving credit facility and up to $200 million under a three-year revolving credit facility. Both credit facilities expired in July 2001 and were not renewed. The facilities supported Diversified Energy’s $400 million commercial paper program that has been canceled. As a result, the Diversified Energy group began borrowing under an intercompany credit agreement with DTE to finance capital expenditures and to finance Energy Marketing’s working capital requirements. During the first six months of 2001, Diversified Energy issued an additional $2.6 million of commercial paper. Commercial paper totaling $198.9 million outstanding at June 30, 2001 was repaid in July 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS

In February 2001, MCN Energy Enterprises Inc. (MCNEE) repaid $60 million of maturing medium term notes. Additionally, in April 2001, MCNEE redeemed $100 million of remarketable debt (Note 6).

DTEE received approximately $86.2 million during the 2001 six-month period from the sale of assets. Proceeds from additional sales are expected in 2001 and will be used to repay outstanding borrowings and for general corporate purposes.

Gas Distribution

Gas Distribution maintains a relatively consistent amount of cash and cash equivalents through the use of short-term borrowings. Short-term borrowings are normally reduced in the first part of each year as gas inventories are depleted and funds are received from winter heating sales. During the latter part of the year, Gas Distribution’s short-term borrowings normally increase as funds are used to finance increases in gas inventories and customer accounts receivable. To meet its seasonal short-term borrowing needs, MichCon normally issues commercial paper that is backed by credit lines with several banks. MichCon’s credit lines that allowed for borrowings of up to $200 million under a 364-day revolving credit facility and up to $150 million under a three-year revolving credit facility expired in July 2001. During July 2001, MichCon established a $300 million bridge facility through November 2001 that temporarily replaces the expired credit lines until a new debt facility is negotiated. During the first six months of 2001, MichCon repaid $97.8 million of commercial paper, leaving borrowings of $182.9 million outstanding under this program at June 30, 2001.

In May 2001, MichCon repaid $20 million of maturing long-term debt.

In June 2001, MichCon filed a shelf registration that allows for the issuance of $360 million of debt securities. This registration coupled with $140 million available under a previous outstanding registration allows MichCon to issue a total of $500 million of new debt securities. MichCon expects to issue $200 million of senior notes under its outstanding shelf registration in August 2001.

Outlook

DTEE’s strategic direction will result in capital expenditures in future years of approximately $150 million to $200 million annually – significantly lower than in the past several years. The proposed level of expenditures in future years is expected to be financed with internally generated funds, including proceeds received from the sale of non-strategic assets. DTEE’s actual capital requirements will depend on proceeds received from the sale of assets. It is management’s opinion that DTEE and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MCN’s 2000 Annual Report on Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DTEE manages commodity price and interest rate risk through the use of various derivative instruments. A discussion and analysis of the events and factors that have changed DTEE’s risk management activities follows.

Commodity Price Risk

Natural gas futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas production and gas inventories. There has been a significant decrease in gas prices since December 2000. As a result of the decreases, there have been material changes in the outcome of the sensitivity analysis performed for commodity price risk at June 30, 2001 as compared to December 31, 2000.

A sensitivity analysis calculates the changes in fair values of DTEE’s natural gas futures and swap agreements given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at the end of the reporting period.

The results of the sensitivity analysis calculations follow:

	June 30, 2001		December 31, 2000

	Assuming	Assuming	Assuming	Assuming
	a 10%	a 10%	a 10%	a 10%	Favorable
	Increase in	Decrease in	Increase in	Decrease in	(Unfavorable)
	Prices	Prices	Prices	Prices	Change In

Market Risk (in Millions) Commodity Price Sensitive
Risk Management Activities

Swaps: Pay fixed/receive variable	$77.3	$(77.3)	$117.8	$(117.8)	Fair Value

Pay variable/receive fixed	$(60.4)	$60.4	$(97.9)	$97.9	Fair Value

Futures: Longs	$9.3	$(9.3)	$3.0	$(3.0)	Fair Value

Shorts	$(.6)	$.6	$(.6)	$.6	Fair Value

Trading Activities

Swaps: Pay fixed/receive variable	$1.8	$(1.8)	$14.8	$(14.8)	Fair Value

Pay variable/receive fixed	$(7.0)	$7.0	$(11.9)	$11.9	Fair Value

Futures: Longs	$1.7	$(1.7)	$1.6	$(1.6)	Fair Value

Shorts	$(4.7)	$4.7	$(3.7)	$3.7	Fair Value

Interest Rate Risk

DTEE is subject to interest rate risk in connection with the issuance of variable- and fixed-rate debt and preferred securities. In order to manage interest costs, DTEE uses interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations without exchange of the underlying principal amounts. During the 2001 six-month period, there were no material changes to DTEE’s interest rate risk.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000
(in Thousands)
Operating Revenues	$517,947	$462,656	$1,703,148	$1,376,160

Operating Expenses

Cost of sales (Note 5)	416,040	321,692	1,337,970	967,514

Operation and maintenance	100,775	95,030	185,808	186,422

Depreciation, depletion and amortization	34,835	34,747	68,756	68,966

Property and other taxes	13,157	15,940	32,975	37,533

Gains and losses on sale of assets, net (Note 7)	4,321	–	(123,604)	(3,735)

Gains from sale of tax credits	(2,082)	(3,230)	(4,461)	(5,278)

Merger and restructuring costs (Notes 2 and 3)	112,149	2,459	113,352	2,821

	679,195	466,638	1,610,796	1,254,243

Operating Income (Loss)	(161,248)	(3,982)	92,352	121,917

Joint Venture Income (Loss)

Equity in earnings	3,634	5,158	5,216	15,937

Loss on impairment of joint venture interests (Note 7)	(213,313)	–	(213,313)	–

Gains and losses on sale of joint venture interests, net (Note 7)	(2,801)	67,159	(2,291)	74,250

	(212,480)	72,317	(210,388)	90,187

Other Income and (Deductions)

Interest income	4,924	1,706	11,013	4,454

Interest on long-term debt	(17,423)	(23,123)	(35,689)	(46,632)

Other interest expense	(9,220)	(4,022)	(21,060)	(11,376)

Dividends on preferred securities of subsidiaries	(6,252)	(7,437)	(12,505)	(16,059)

Other	(2,717)	(1,698)	(2,956)	(2,177)

	(30,688)	(34,574)	(61,197)	(71,790)

Income (Loss) Before Income Taxes, Accounting Change and Extraordinary Item	(404,416)	33,761	(179,233)	140,314

Income Tax Provision (Benefit)	(136,200)	11,582	(57,529)	48,624

Income (Loss) Before Accounting Change and Extraordinary Item	(268,216)	22,179	(121,704)	91,690

Cumulative Effect of Accounting Change for Derivatives (Note 4a)	–	–	(100,644)	–

Extraordinary Item – Loss on Redemption of Debt (Note 6)	–	–	(2,549)	–

Net Income (Loss)	$(268,216)	$22,179	$(224,897)	$91,690

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000
(in Thousands)
Balance – Beginning of Period	$(80,601)	$(71,885)	$(100,856)	$(119,677)

Add – Net Income (Loss)	(268,216)	22,179	(224,897)	91,690

	(348,817)	(49,706)	(325,753)	(27,987)

Deduct – Cash Dividends Declared	22,831	21,958	45,895	43,677

Balance – End of Period	$(371,648)	$(71,664)	$(371,648)	$(71,664)

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	June 30	December 31
	2001	2000
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents, at cost (which approximates market value)	$28,412	$63,389

Accounts receivable, less allowance for doubtful accounts of $28,121 and $33,604, respectively	412,312	791,196

Assets from risk management and trading activities (Note 4b)	179,193	240,969

Accrued unbilled revenues	23,540	137,473

Gas in inventory	103,870	253,599

Property taxes assessed applicable to future periods	39,257	57,103

Deferred income taxes	143,521	—

Other	47,445	52,660

	977,550	1,596,389

Deferred Charges and Other Assets

Deferred income taxes	6,963	44,936

Assets from risk management and trading activities (Note 4b)	166,567	173,672

Investments in debt and equity securities	170,075	186,772

Investments in leases	84,185	76,395

Deferred environmental costs	28,907	28,675

Prepaid benefit costs	197,444	214,473

Other	59,740	82,289

	713,881	807,212

Investments in and Advances to Joint Ventures

Pipelines & Processing	334,816	523,864

Electric Power	33,195	38,776

Energy Marketing	21,835	23,158

Gas Distribution	—	3,383

Other	10,459	17,377

	400,305	606,558

Property, Plant and Equipment

Pipelines & Processing	45,299	46,463

Exploration & Production	597,342	588,512

Gas Distribution	3,082,593	3,008,216

Other	29,103	26,798

	3,754,337	3,669,989

Less – Accumulated depreciation and depletion	1,860,142	1,802,401

	1,894,195	1,867,588

	$3,985,931	$4,877,747

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	June 30	December 31
	2001	2000
(in Thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$381,755	$697,870

Notes payable	583,203	576,392

Current portion of long-term debt and capital lease obligations	240,289	184,652

Liabilities from risk management and trading activities (Note 4b)	178,736	271,092

Federal income, property and other taxes payable	45,702	70,645

Gas payable	27,076	62,427

Customer deposits	17,489	17,708

Other	92,027	175,215

	1,566,277	2,056,001

Deferred Credits and Other Liabilities

Liabilities from risk management and trading activities (Note 4b)	351,894	239,207

Unamortized investment tax credit	25,280	26,084

Tax benefits amortizable to customers	137,754	138,161

Accrued environmental costs	26,767	28,250

Minority interest	1,633	1,166

Other	139,420	88,997

	682,748	521,865

Long-Term Debt, including capital lease obligations	845,819	1,056,825

DTEE-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTEE	272,628	272,484

Contingencies (Notes 8a and 11)

Common Shareholder’s Equity

Common stock	902	902

Additional paid-in capital	1,060,520	1,070,741

Retained deficit	(371,648)	(100,856)

Accumulated other comprehensive loss (Note 9)	(71,315)	(215)

	618,459	970,572

	$3,985,931	$4,877,747

The notes to the consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30

	2001	2000
(in Thousands)
Cash Flow From Operating Activities

Net income	$(224,897)	$91,690
Adjustments to reconcile net income to net cash provided from operating activities

Depreciation, depletion and amortization:

Per statement of operations	68,756	68,966

Charged to other accounts	5,144	4,687

Unusual items, net of taxes (Note 7)	59,800	(50,690)

Cumulative effect of accounting change for derivatives (Note 4a)	100,644	–

Extraordinary item – loss on redemption of debt (Note 6)	2,549	–

Deferred income taxes – current	(186,761)	(9,062)

Deferred income taxes and investment tax credits, net	123,161	21,142

Equity in earnings of joint ventures, net of distributions	8,140	(3,864)

Other	(7,012)	(10,146)

Changes in assets and liabilities, exclusive of changes shown separately	215,622	195,521

Net cash provided from operating activities	165,146	308,244

Cash Flow From Investing Activities

Capital expenditures	(55,537)	(56,918)

Investment in debt and equity securities, net	9,996	(6,936)

Investment in joint ventures	(16,664)	(63,812)

Sale of property and joint venture interests (Note 7)	86,151	411,736

Other	4,537	5,221

Net cash provided from investing activities	28,483	289,291

Cash Flow From Financing Activities

Notes payable, net	6,890	(515,476)

Dividends paid	(45,895)	(43,677)

Long-term commercial paper and bank borrowings, net	–	(35,761)

Retirement of long-term debt and preferred securities	(189,133)	(40,221)

Other	(468)	2,435

Net cash used for financing activities	(228,606)	(632,700)

Net Decrease in Cash and Cash Equivalents	(34,977)	(35,165)

Cash and Cash Equivalents, January 1	63,389	59,366

Cash and Cash Equivalents, June 30	$28,412	$24,201

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$378,502	$94,035

Accrued unbilled revenues	113,933	82,004

Gas in inventory	149,729	14,841

Prepaid/accrued benefit costs, net	17,029	(27,984)

Property taxes assessed applicable to future periods	17,846	–

Accounts payable	(316,115)	(1,033)

Federal income, property and other taxes payable	(23,570)	(23,774)

Gas payable	(35,351)	1,842

Assets and liabilities from risk management and trading activities	(136,711)	10,262

Gas inventory equalization	–	43,012

Other current assets and liabilities, net	(5,082)	(10,413)

Other deferred assets and liabilities, net	55,412	12,729

	$215,622	$195,521

Supplemental Disclosures

Cash paid during the year for:

Interest, net of amounts capitalized	$48,082	$63,159

Federal income taxes	$–	$4,000

Noncash investing and financing activities:

FELINE PRIDES settlement	$–	$130,721

The notes to the consolidated financial statements are an integral part of this statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  CORPORATE ORGANIZATION AND BASIS OF PRESENTATION

DTE Enterprises, Inc. (DTEE) was created on October 1, 1999 with the purpose of engaging in transactions contemplated by the merger between MCN Energy Group Inc. (MCN) and DTE Energy Company (DTE) (Note 2). MCN was merged with and into DTEE, the surviving corporation in the merger and a wholly owned subsidiary of DTE. Prior to the completion of the merger, DTEE essentially had no assets, liabilities or obligations. The consolidated financial statements included herein, assume DTEE and MCN were merged for all periods shown.

The accompanying DTEE consolidated financial statements should be read in conjunction with the MCN 2000 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year’s financial statements to conform to the 2001 presentation. In the opinion of management, the unaudited information furnished herein reflects all adjustments necessary for a fair presentation of the financial statements for the periods presented.

Because of seasonal and other factors, revenues, expenses and net income for the interim periods should not be construed as representative of revenues, expenses and net income for all or any part of the balance of the current year or succeeding periods.

2.  MERGER AGREEMENT

MCN and DTE signed a definitive merger agreement dated October 4, 1999, which was amended on February 28, 2001. The boards of directors of both companies approved the merger under the October 1999 and the February 2001 merger agreements. In December 1999, shareholders of both companies approved the merger under the terms of the October 1999 agreement. The revised merger agreement was approved by MCN shareholders at a special meeting on May 15, 2001. Effective May 31, 2001, MCN and DTE completed the merger, and under the terms of the merger agreement, DTE acquired all outstanding shares of MCN common stock. The acquisition by DTE was accounted for using the purchase method. DTEE’s assets and liabilities included in the accompanying financial statements have not been adjusted to allocate the purchase price to their fair values. Certain losses reflected in the accompanying financial statements have been eliminated at DTE as a result of purchase accounting adjustments.

As a result of the merger, DTEE incurred merger-related expenses which include legal, accounting, consulting, employee benefit and other expenses. These costs had the effect of decreasing earnings by $28.9 million pre-tax ($25.0 million net of taxes) and $30.1 million pre-tax ($25.8 million net of taxes) for the three- and six-month periods ended June 30, 2001, respectively, and $2.5 million pre-tax ($1.6 million net of taxes) and $2.8 million pre-tax ($1.8 million net of taxes) for the three- and six-month periods ended June 30, 2000, respectively.

3.  RESTRUCTURING CHARGE

In June 2001, DTE offered certain employees the option to retire early under a program to reduce the workforce in overlapping corporate support functions. As a result of the program, approximately

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10% of DTEE’s workforce, or 294 employees retired in July 2001 resulting in a restructuring charge that decreased earnings by $83.2 million pre-tax ($54.1 million net of taxes) for the three- and six-month periods ended June 30, 2001. No benefit payments have been made as of June 30, 2001. Benefit payments will primarily be distributed from assets of the retirement plan and a trust fund.

4.	RISK MANAGEMENT ACTIVITIES AND DERIVATIVES INSTRUMENTS

a.  New Accounting Pronouncement

Effective January 1, 2001, DTEE adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement, as amended, requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

DTEE identified interest rate swaps, options embedded in certain debt instruments, commodity forward contracts, commodity futures and swaps, certain transportation contracts and a foreign currency forward contract as derivatives. The cumulative effect of adopting SFAS No. 133 on January 1, 2001 was a $154.8 million pre-tax ($100.6 million net of taxes) decrease in earnings, and a $99.7 million pre-tax ($64.8 million net of taxes) increase in other comprehensive income. In the 2001 second quarter, the Derivative Implementation Group (DIG) issued guidance precluding the use of the “normal sales” exception for certain derivatives that DTEE had previously designated as normal. As a result, DTEE recorded on April 1, 2001 an adjustment to the cumulative effect of adopting SFAS No. 133 that decreased other comprehensive income by $143.1 million pre-tax ($93.0 million net of taxes). The amount recorded in other comprehensive income will be taken to earnings as the transactions that the derivatives relate to occur. DTEE estimates that a $7.9 million pre-tax ($5.1 million net of taxes) loss will be reclassified from other comprehensive income and recorded to earnings over the July 2001 to June 2002 period.

b.  Risk Management Policy

DTEE uses derivatives to manage its exposure to commodity price, interest rate and foreign currency risk. DTEE has elected not to designate any of its derivatives as hedges for purposes of applying hedge accounting. Accordingly, these derivatives are recorded at fair value and shown as “Assets or Liabilities from Risk Management and Trading Activities” in the Consolidated Statement of Financial Position.

Commodity Price Risk – Natural gas futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas production, and gas inventories. DTEE has determined that this risk minimization strategy will be accounted for by marking-to-market its commodity forwards, financial derivatives, and corresponding physical positions so there are substantial offsetting amounts. This fair value accounting better aligns financial reporting for the Diversified Energy group with the way such

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

business is managed and its performance measured. Additionally, DTEE has certain transportation contracts that are considered derivatives and marked to market under SFAS No. 133. Unrealized gains and losses resulting from marking to market commodity-related derivatives are recorded as an adjustment to revenues in the Consolidated Statement of Operations.

Although it attempts to maintain a balanced or flat book from an economic standpoint, Diversified Energy experiences earnings volatility as a result of its owned gas reserves, as well as from open positions related to its long-term transportation and storage assets. Gas produced from owned reserves does not meet the definition of a derivative under SFAS No. 133. Accordingly, earnings volatility results from marking to market sales contracts with certain power generation customers without recording an offsetting amount from marking to market gas reserves that supply such contracts MichCon has firm-priced contracts for substantially all of its expected gas supply requirements through 2001. These contracts are designated and qualify for the “normal purchases” exception under SFAS No. 133. Accordingly, MichCon does not account for such contracts as derivatives.

Interest Rate Risk – In order to manage interest costs, DTEE has interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without the exchange of the underlying principal amounts. While the swaps are effective in managing DTEE’s interest costs, they do not qualify for hedge accounting under SFAS No. 133. Accordingly, the interest rate swaps are recorded at fair value with unrealized gains or losses reflected as an adjustment to interest expense in the Consolidated Statement of Operations. Furthermore, SFAS No. 133 required adjusting the carrying value of the related debt that substantially offset the transition adjustment resulting from marking to market the interest rate swaps. The adjustment to debt will be accreted to interest expense over the life of the related swaps.

Foreign Currency Risks – A foreign currency forward contract is used to mitigate risk associated with a note receivable denominated in Canadian dollars. The forward contract does not qualify for hedge accounting under SFAS No. 133 and is therefore recorded at fair value. DTEE expects that the change in fair value of the forward should substantially offset the transaction gain or loss resulting from remeasuring the note receivable at the spot rate in accordance with SFAS No. 52 “Foreign Currency Translation.” Unrealized gains or losses resulting from marking to market this derivative are recognized in “other – other income and (deductions)” in the Consolidated Statement of Operations.

Other Derivatives – DTEE has debt outstanding with embedded options that will not be accounted for as derivatives as a result of a “grandfather” provision in SFAS No. 133.

The following table summarizes assets and liabilities from risk management and trading activities, and deferred unrealized swap gains and losses that are reflected in the Consolidated Statement of Financial Position. As previously noted, SFAS No. 133 requires all derivatives to be recognized in the Statement of Financial Position as either assets or liabilities measured at their fair value and requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Prior to DTEE implementing SFAS No. 133, unrealized swap gains and losses were deferred. Furthermore, there were certain derivatives that were not recorded at fair value prior to implementing SFAS No. 133. Additionally, DTEE’s Energy Marketing segment utilizes forward contracts, futures contracts, swap agreements, and natural gas

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

inventories as part of its trading activities. Derivatives utilized in trading activities are accounted for under SFAS No. 133. Storage capacity contracts utilized in trading activities are accounted for under Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities.” Both the derivatives and capacity contracts utilized for trading activities are marked to market with unrealized gains and losses recorded to revenues.

	June 30	December 31
	2001	2000
(in Thousands)
Assets From Risk Management and Trading Activities

Risk management activities	$318,587	$327,231

Trading activities	27,173	25,953

Unrealized swap losses	–	61,457

	345,760	414,641

Less – current portion	179,193	240,969

	$166,567	$173,672

Liabilities From Risk Management and Trading Activities

Risk management activities	$530,630	$246,012

Trading activities	–	108,523

Unrealized swap gains	–	155,764

	530,630	510,299

Less – current portion	178,736	271,092

	$351,894	$239,207

5.  GAS IN INVENTORY

Inventory gas is priced using the fair value method for Energy Marketing operations and on a last-in, first-out (LIFO) method for Gas Distribution operations. During the second quarter of 2001, MichCon revised the expected permanent decrement from 25 billion cubic feet (Bcf) to 17.5 Bcf due to warmer than normal weather. The 17.5 Bcf of prior years’ LIFO layers that are not expected to be replaced prior to December 31, 2001 were liquidated at an average cost of $.38 per thousand cubic feet (Mcf). MichCon’s estimated average gas purchase rate in 2001 is $3.26 per Mcf higher than the average LIFO liquidation rate. Applying LIFO costs in valuing the liquidation, as opposed to using the estimated average gas purchase rate, decreased cost of gas for the six-month period ended June 30, 2001 by $57.1 million and increased earnings by $37.1 million, net of taxes. The inventory decrement revision increased cost of gas for the three-month period ended June 30, 2001 by $24.4 million and decreased earnings by $15.9 million, net of taxes.

6.  EXTRAORDINARY ITEM – LOSS ON REDEMPTION OF DEBT

In March 2001, DTEE elected to repurchase at a premium $100 million of remarketable debt that was subject to remarketing in April 2001. As a result, DTEE recorded an extraordinary loss on the debt redemption which decreased earnings by $3.9 million pre-tax ($2.5 million net of taxes) for the six-month period ended June 30, 2001.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.  ACQUISITIONS, DISPOSITIONS AND UNUSUAL ITEMS

a.  Pipelines & Processing

Sale of Property: In March 2001, DTEE amended the purchase agreement for the sale of its 95% interests in four coal fines plants and fixed the purchase price at $100 million. In March 2001, DTEE also sold its 95% interests in the remaining two coal fines plants for $32 million. DTEE recorded a $127.9 million pre-tax ($83.2 million net of taxes) gain from the sale of its six coal fines plants.

Sale of Joint Ventures: In January 2001, DTEE sold its 33 1/3% interest in the Black Marlin Pipeline System for approximately $3.1 million and recorded a $.5 million pre-tax ($.3 million net of taxes) gain from the sale.

In May 2000, DTEE sold its 35% interest in the Jonah Gas Gathering Company for approximately $45.0 million and recognized a $24.1 million pre-tax ($15.7 million net of taxes) gain from the sale.

In March 2000, DTEE sold its 50% interest in the Cardinal States Gathering Company for approximately $60.0 million and recognized a $3.4 million pre-tax ($2.2 million net of taxes) gain from the sale.

Joint Venture Interests Held for Sale: In June 2001, DTEE recorded a $199.5 million pre-tax ($129.6 million net of taxes) loss from the expected sale of various joint venture interests. The carrying value of these investments was reduced to fair value based on their estimated selling prices less cost to sell. The carrying value of these investments as of June 30, 2001 is approximately $211.0 million. Equity earnings related to these investments for the three- and six-month periods ended June 30, 2001 was $1.3 million pre-tax ($.9 million net of taxes) and $3.9 million pre-tax ($2.5 million net of taxes), respectively, and for the three- and six-month periods ended June 30, 2000 was $2.6 million pre-tax ($1.7 million net of taxes) and $7.6 million pre-tax ($4.9 million net of taxes), respectively. Future earnings from the joint ventures held for sale will be deferred due to their expected sale. In July 2001, DTEE sold its interest in four of the pipeline and processing joint ventures for approximately $90 million in cash and other consideration. The sale of the remaining investments are expected to be completed within one year.

Loss on Investments: In June 2001, DTEE recorded a $7.2 million pre-tax ($4.6 million net of taxes) loss from the write-downs of investments in a pipeline company and a processing company. The write-downs represent the amounts by which the carrying value exceeded the estimated fair value of the investments.

b.  Electric Power

Sale of Joint Ventures: In June 2000, DTEE sold its 95% interest in the Cobisa-Person facility, a 140 megawatt (MW) power plant that was under construction in New Mexico, for approximately $1.7 million resulting in a pre-tax gain of $1.3 million ($.8 million net of taxes).

In April 2000, DTEE sold its 50% interest in the Michigan Power Project, a 123 MW cogeneration plant located in Ludington, Michigan, and its 50% interest in the Ada Cogeneration facility, a 30 MW cogeneration plant located in Ada, Michigan, for $57.5 million and recognized a $41.7 million pre-tax ($27.1 million net of taxes) gain from the sale.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2000, DTEE sold its 33 1/3% interest in the Carson Cogeneration facility, a 42 MW cogeneration plant located in California, for $3.0 million and recognized a $3.7 million pre-tax ($2.4 million net of taxes) gain from the sale.

In January 2000, DTEE sold its 23% interest in the Midland Cogeneration Venture, a 1,370 MW cogeneration facility located in Michigan, for approximately $105 million, resulting in an immaterial gain.

c.  Energy Marketing

Loss on Contracts: In June 2001, DTEE sold certain gas sales contracts and recognized a $5.4 million pre-tax ($3.5 million net of taxes) loss from the sale.

d.  Exploration & Production

Sale of Properties: Prior to 2000, DTEE recognized losses from the sale of its Western, Midcontinent/ Gulf Coast and Appalachian Exploration & Production properties. In the first quarter of 2000, subsequent adjustments related to these sales reduced the losses by $3.7 million pre-tax ($2.4 million net of taxes).

e.  Gas Distribution

Joint Venture Interest Held for Sale: In May 2001, DTEE recorded a $6.7 million pre-tax ($4.4 million net of taxes) loss from the expected sale of its 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown). The carrying value of the investment was reduced to fair value based on the estimated selling price less cost to sell. Future earnings from the Harbortown partnerships will be deferred due to their expected sale within one year.

Sale of Property: In January 2001, DTEE sold its heating, ventilation and cooling company for $2.0 million, resulting in an immaterial loss.

8.  REGULATORY MATTERS

a.  Regulatory Reform Plan

MichCon is currently operating under its Regulatory Reform Plan that began in January 1999. The Plan includes a three-year Gas Sales Program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per Mcf. As part of its gas acquisition strategy, MichCon has entered into fixed-price contracts for nearly all of its remaining 2001 gas supply requirements assuming normal weather. The average cost of MichCon’s fixed-price supplies for the remainder of 2001 is significantly higher than $2.95 per Mcf. The level of margins ultimately generated from selling gas will be affected by: (i) the actual level of gas sales volumes; and (ii) the level of gas consumed in December 2001 that will be billed in January 2002 at rates under a gas cost recovery mechanism.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Plan also includes a comprehensive experimental three-year Customer Choice Program, which is subject to annual caps on the level of participation. The Customer Choice Program began in April 1999, with approximately 70,000 customers choosing to purchase natural gas from suppliers other than MichCon. Year two of the program began in April 2000 with approximately 55,000 customers choosing to participate. Year three of the program began in April 2001, and the number of participating customers decreased to approximately 30,000. MichCon will continue to transport and deliver the gas to the customers’ premises at prices that generate favorable margins.

In addition, the Plan encompasses an income sharing mechanism that allows customers to share profits when actual returns on equity from utility operations exceed predetermined thresholds. MichCon filed its income sharing report with the Michigan Public Service Commission (MPSC) in March 2001, using the MPSC approved formula, indicating that no income sharing was required for 2000.

b.  Proposed Regulatory Changes

The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan.

In December 2000, MichCon filed applications with the MPSC to modify the experimental Customer Choice and Gas Sales Programs as outlined in the MPSC’s October 2000 order. MichCon had proposed the modifications to become effective in April 2001. On March 22, 2001, MichCon withdrew its applications with the MPSC. MichCon will return to a gas cost recovery mechanism in January 2002 when the current Regulatory Reform Plan expires.

c.  Other Rate Matters

In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint requesting that the MPSC issue an order reducing the rate charged for Antrim gas transportation services from $.090 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21.0 million for periods during which the rate was in effect. In July 2001, the MPSC issued an order authorizing a rate of $.051 per Mcf, effective May 2001, and denied the request for additional retroactive refunds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.  COMPREHENSIVE INCOME

DTEE reports comprehensive income, which is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including earnings. Total comprehensive income (loss) for the applicable periods is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000
(in Thousands)
Comprehensive Income (Loss)

Net Income (Loss)	$(268,216)	$22,179	$(224,897)	$91,690

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustment

Foreign currency translation adjustment	76	(42)	(13)	(32)

Less: reclassification for gains and losses recognized in earnings	–	–	–	–

	76	(42)	(13)	(32)

Derivative instrument transactions

Cumulative effect of accounting change for derivatives (Note 4a)	(93,012)	–	(28,221)	–

Less: reclassification for gains recognized in earnings	(393)	–	42,866	–

	(92,619)	–	(71,087)	–

Total Other Comprehensive Loss, Net of Taxes	(92,543)	(42)	(71,100)	(32)

Total Comprehensive Income (Loss)	$(360,759)	$22,137	$(295,997)	$91,658

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.  SEGMENT INFORMATION

DTEE is organized into two business groups, Diversified Energy and Gas Distribution. The groups operate five major business segments as set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000
(in Thousands)
Revenues From Unaffiliated Customers*

Pipelines & Processing	$1,551	$8,648	$16,052	$15,013

Electric Power	–	16,454	–	30,357

Energy Marketing	329,086	242,552	1,014,744	681,384

Exploration & Production	2,322	3,124	3,311	7,740

Gas Distribution	184,988	191,878	669,041	641,666

	517,947	462,656	1,703,148	1,376,160

Revenues From Affiliated Customers

Pipelines & Processing	653	62	1,677	238

Energy Marketing	4,076	49,001	86,716	71,133

Exploration & Production	17,330	13,965	31,976	27,110

Gas Distribution	866	2,618	2,837	6,483

	22,925	65,646	123,206	104,964

Eliminations	(22,925)	(65,646)	(123,206)	(104,964)

Consolidated Operating Revenues	$517,947	$462,656	$1,703,148	$1,376,160

Net Income (Loss)*

Pipelines & Processing	$(135,175)	$16,080	$(51,141)	$18,800

Electric Power	223	28,065	(48)	32,506

Energy Marketing	12,472	(16,776)	(13,764)	(15,142)

Exploration & Production	1,783	1,055	1,901	4,229

Gas Distribution	(121,247)	2,833	(22,736)	69,489

Corporate & Other	(26,272)	(9,078)	(35,916)	(18,192)

	(268,216)	22,179	(121,704)	91,690

Cumulative effect of accounting change for derivatives	–	–	(100,644)	–

Extraordinary item – loss on redemption of debt	–	–	(2,549)	–

Consolidated Net Income (Loss)	$(268,216)	$22,179	$(224,897)	$91,690

*	Electric Power’s gas sales contracts were transferred to Energy Marketing in the 2001 first quarter.

11.  CONTINGENCIES

DTEE is involved in certain legal, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business (including commercial matters). These proceedings include certain contract disputes, environmental reviews and investigations, and pending judicial matters. Management

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

cannot predict the final disposition of such proceedings. Management regularly reviews legal matters and records provisions for claims that are considered probable of loss. An unfavorable resolution of certain proceedings still pending could have a material effect on the company’s financial statements in the period that they are resolved.

12.  CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by MCN Energy Enterprises Inc. (MCNEE) are subject to a full and unconditional guaranty between DTEE and MCNEE. The following DTEE consolidating financial statements are presented and include separately: DTEE corporate; MCNEE; and, all other subsidiaries. The other DTEE subsidiaries represent MichCon Holdings, Inc., Citizens Gas Fuel Company, Southern Missouri Gas Company, L.P., MCN Michigan Limited Partnership and various MCN Financing companies.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

				Eliminations
	DTEE		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total

(in Thousands)
	Three Months Ended June 30, 2001

Operating Revenues	$–	$345,793	$185,854	$(13,700)	$517,947

Operating Expenses

Cost of sales	–	281,617	147,593	(13,170)	416,040

Operation and maintenance	(531)	34,424	67,412	(530)	100,775

Depreciation, depletion and amortization	456	7,555	26,824	–	34,835

Property and other taxes	190	2,366	10,601	–	13,157

Gains and losses on sale of assets, net	–	4,218	103	–	4,321

Gains from sale of tax credits	–	(2,082)	–	–	(2,082)

Merger and restructuring costs	1,941	9,046	101,162	–	112,149

	2,056	337,144	353,695	(13,700)	679,195

Operating Income (Loss)	(2,056)	8,649	(167,841)	–	(161,248)

Joint Venture Income (Loss)

Equity in earnings	(259,166)	3,008	614	259,178	3,634

Loss on impairment of joint venture interests	–	(206,611)	(6,702)	–	(213,313)

Gains and losses on sale of joint venture interests, net	–	(2,801)	–	–	(2,801)

	(259,166)	(206,404)	(6,088)	259,178	(212,480)

Other Income and (Deductions)

Interest income	104	2,474	8,900	(6,554)	4,924

Interest on long-term debt	540	(6,673)	(11,290)	–	(17,423)

Other interest expense	(2,805)	(10,584)	(2,385)	6,554	(9,220)

Dividends on preferred securities of subsidiaries	–	–	–	(6,252)	(6,252)

Other	(523)	(1,288)	(728)	(178)	(2,717)

	(2,684)	(16,071)	(5,503)	(6,430)	(30,688)

Income (Loss) Before Income Taxes, Accounting Change and Extraordinary Item	(263,906)	(213,826)	(179,432)	252,748	(404,416)

Income Tax Provision (Benefit)	4,340	(75,890)	(64,650)	–	(136,200)

Income (Loss) Before Accounting Change and Extraordinary Item	(268,246)	(137,936)	(114,782)	252,748	(268,216)

Cumulative Effect of Accounting Change for Derivatives	–	–	–	–	–

Extraordinary Item – Loss on Redemption of Debt	–	–	–	–	–

Net Income (Loss)	(268,246)	(137,936)	(114,782)	252,748	(268,216)

Dividends on Preferred Securities	–	–	6,252	(6,252)	–

Net Income (Loss) Available for Common Stock	$(268,246)	$(137,936)	$(121,034)	$259,000	$(268,216)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS (CONTINUED)

				Eliminations
	DTEE		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total

(in Thousands)
	Three Months Ended June 30, 2000

Operating Revenues	$–	$303,226	$194,495	$(35,065)	$462,656

Operating Expenses

Cost of sales	–	281,589	74,981	(34,878)	321,692

Operation and maintenance	(948)	35,693	60,472	(187)	95,030

Depreciation, depletion and amortization	515	7,732	26,500	–	34,747

Property and other taxes	201	1,983	13,756	–	15,940

Gains and losses on sale of assets, net	–	–	–	–	–

Gains from sale of tax credits	–	(3,230)	–	–	(3,230)

Merger and restructuring costs	–	917	1,542	–	2,459

	(232)	324,684	177,251	(35,065)	466,638

Operating Income (Loss)	232	(21,458)	17,244	–	(3,982)

Joint Venture Income (Loss)

Equity in earnings	22,543	5,026	600	(23,011)	5,158

Loss on impairment of joint venture interests	–	–	–	–	–

Gains and losses on sale of joint venture interests, net	–	67,159	–	–	67,159

	22,543	72,185	600	(23,011)	72,317

Other Income and (Deductions)

Interest income	112	1,029	8,323	(7,758)	1,706

Interest on long-term debt	(31)	(10,982)	(12,110)	–	(23,123)

Other interest expense	2	(9,809)	(1,973)	7,758	(4,022)

Dividends on preferred securities of subsidiaries	–	–	–	(7,437)	(7,437)

Other	(1,067)	(577)	18	(72)	(1,698)

	(984)	(20,339)	(5,742)	(7,509)	(34,574)

Income (Loss) Before Income Taxes, Accounting Change and Extraordinary Item	21,791	30,388	12,102	(30,520)	33,761

Income Tax Provision (Benefit)	(388)	10,662	1,308	–	11,582

Income (Loss) Before Accounting Change and Extraordinary Item	22,179	19,726	10,794	(30,520)	22,179

Cumulative Effect of Accounting Change for Derivatives	–	–	–	–	–

Extraordinary Item – Loss on Redemption of Debt	–	–	–	–	–

Net Income (Loss)	22,179	19,726	10,794	(30,520)	22,179

Dividends on Preferred Securities	–	–	7,437	(7,437)	–

Net Income (Loss) Available for Common Stock	$22,179	$19,726	$3,357	$(23,083)	$22,179

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS

				Eliminations
	DTEE		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total

(in Thousands)
	Six Months Ended June 30, 2001

Operating Revenues	$–	$1,088,700	$671,877	$(57,429)	$1,703,148

Operating Expenses

Cost of sales	–	1,030,942	362,216	(55,188)	1,337,970

Operation and maintenance	(1,493)	56,747	132,795	(2,241)	185,808

Depreciation, depletion and amortization	945	14,434	53,377	–	68,756

Property and other taxes	467	5,623	26,885	–	32,975

Gains and losses on sale of assets, net	–	(123,707)	103	–	(123,604)

Gains from sale of tax credits	–	(4,461)	–	–	(4,461)

Merger and restructuring costs	1,941	9,212	102,199	–	113,352

	1,860	988,790	677,575	(57,429)	1,610,796

Operating Income (Loss)	(1,860)	99,910	(5,698)	–	92,352

Joint Venture Income (Loss)

Equity in earnings	(216,309)	3,888	1,328	216,309	5,216

Loss on impairment of joint venture interests	–	(206,611)	(6,702)	–	(213,313)

Gains and losses on sale of joint venture interests, net	–	(2,291)	–	–	(2,291)

	(216,309)	(205,014)	(5,374)	216,309	(210,388)

Other Income and (Deductions)

Interest income	250	6,001	17,928	(13,166)	11,013

Interest on long-term debt	966	(15,171)	(21,484)	–	(35,689)

Other interest expense	(2,741)	(24,790)	(6,695)	13,166	(21,060)

Dividends on preferred securities of subsidiaries	–	–	–	(12,505)	(12,505)

Other	(614)	(2,045)	(47)	(250)	(2,956)

	(2,139)	(36,005)	(10,298)	(12,755)	(61,197)

Income (Loss) Before Income Taxes, Accounting Change and Extraordinary Item	(220,308)	(141,109)	(21,370)	203,554	(179,233)

Income Tax Provision (Benefit)	4,619	(50,550)	(11,598)	–	(57,529)

Income (Loss) Before Accounting Change and Extraordinary Item	(224,927)	(90,559)	(9,772)	203,554	(121,704)

Cumulative Effect of Accounting Change for Derivatives	–	(100,677)	33	–	(100,644)

Extraordinary Item – Loss on Redemption of Debt	–	(2,549)	–	–	(2,549)

Net Income (Loss)	(224,927)	(193,785)	(9,739)	203,554	(224,897)

Dividends on Preferred Securities	–	–	12,505	(12,505)	–

Net Income (Loss) Available for Common Stock	$(224,927)	$(193,785)	$(22,244)	$216,059	$(224,897)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATIONS (CONTINUED)

				Eliminations
	DTEE		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total

(in Thousands)
	Six Months Ended June 30, 2000

Operating Revenues	$–	$775,241	$648,148	$(47,229)	$1,376,160

Operating Expenses

Cost of sales	–	714,589	299,210	(46,285)	967,514

Operation and maintenance	(1,749)	62,007	127,108	(944)	186,422

Depreciation, depletion and amortization	1,033	15,075	52,858	–	68,966

Property and other taxes	251	4,316	32,966	–	37,533

Gains and losses on sale of assets, net	–	(3,735)	–	–	(3,735)

Gains from sale of tax credits	–	(5,278)	–	–	(5,278)

Merger and restructuring costs	–	931	1,890	–	2,821

	(465)	787,905	514,032	(47,229)	1,254,243

Operating Income (Loss)	465	(12,664)	134,116	–	121,917

Joint Venture Income (Loss)

Equity in earnings	93,134	15,271	1,187	(93,655)	15,937

Loss on impairment of joint venture interests	–	–	–	–	–

Gains and losses on sale of joint venture interests, net	–	74,250	–	–	74,250

	93,134	89,521	1,187	(93,655)	90,187

Other Income and (Deductions)

Interest income	248	3,207	17,729	(16,730)	4,454

Interest on long-term debt	(3)	(22,245)	(24,384)	–	(46,632)

Other interest expense	(1,663)	(21,310)	(5,133)	16,730	(11,376)

Dividends on preferred securities of subsidiaries	–	–	–	(16,059)	(16,059)

Other	(1,423)	(814)	204	(144)	(2,177)

	(2,841)	(41,162)	(11,584)	(16,203)	(71,790)

Income (Loss) Before Income Taxes, Accounting Change and Extraordinary Item	90,758	35,695	123,719	(109,858)	140,314

Income Tax Provision (Benefit)	(932)	12,164	37,392	–	48,624

Income (Loss) Before Accounting Change and Extraordinary Item	91,690	23,531	86,327	(109,858)	91,690

Cumulative Effect of Accounting Change for Derivatives	–	–	–	–	–

Extraordinary Item – Loss on Redemption of Debt	–	–	–	–	–

Net Income (Loss)	91,690	23,531	86,327	(109,858)	91,690

Dividends on Preferred Securities	–	–	16,059	(16,059)	–

Net Income (Loss) Available for Common Stock	$91,690	$23,531	$70,268	$(93,799)	$91,690

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

				Eliminations
	DTEE		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total

	June 30, 2001
(in Thousands)
ASSETS
Current Assets

Cash and cash equivalents, at cost	$16,853	$19,478	$7,048	$(14,967)	$28,412

Accounts receivable	9,998	263,036	177,391	(9,992)	440,433

Less – Allowance for doubtful accounts	–	12,151	15,970	–	28,121

Accounts receivable, net	9,998	250,885	161,421	(9,992)	412,312

Assets from risk management and trading activities	–	179,193	–	–	179,193

Accrued unbilled revenues	–	–	23,540	–	23,540

Gas in inventory	–	89,728	14,142	–	103,870

Property taxes assessed applicable to future periods	55	753	38,449	–	39,257

Deferred income taxes	(1,201)	144,939	(217)	–	143,521

Other	1,287	18,528	35,205	(7,575)	47,445

	26,992	703,504	279,588	(32,534)	977,550

Deferred Charges and Other Assets

Deferred income taxes	–	128,328	82	(121,447)	6,963

Assets from risk management and trading activities	796	165,771	–	–	166,567

Investments in debt and equity securities	–	103,541	66,534	–	170,075

Investments in leases	–	–	84,185		84,185

Deferred environmental costs	–	–	28,907	–	28,907

Prepaid benefit costs	3,377	–	200,862	(6,795)	197,444

Other	(14,454)	16,575	349,317	(291,698)	59,740

	(10,281)	414,215	729,887	(419,940)	713,881

Investments in and Advances to Joint Ventures and Subsidiaries	1,121,046	386,397	13,908	(1,121,046)	400,305

Property, Plant and Equipment	16,242	655,503	3,082,592	–	3,754,337

Less – Accumulated depreciation and depletion	10,241	256,931	1,592,970	–	1,860,142

	6,001	398,572	1,489,622	–	1,894,195

	$1,143,758	$1,902,688	$2,513,005	$(1,573,520)	$3,985,931

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$10,885	$231,273	$149,528	$(9,931)	$381,755

Notes payable	200,000	199,657	188,613	(5,067)	583,203

Current portion of long-term debt and capital lease obligations	–	190,000	50,289	–	240,289

Liabilities from risk management and trading activities	–	178,736	–	–	178,736

Federal income, property and other taxes payable	3,843	6,532	38,989	(3,662)	45,702

Gas payable	–	22,938	4,138	–	27,076

Customer deposits	–	–	17,489	–	17,489

Other	8,576	31,274	56,169	(3,992)	92,027

	223,304	860,410	505,215	(22,652)	1,566,277

Deferred Credits and Other Liabilities

Deferred income taxes	(8,701)	–	130,148	(121,447)	–

Liabilities from risk management and trading activities	–	351,894		–	351,894

Unamortized investment tax credit	–	–	25,280	–	25,280

Tax benefits amortizable to customers	–	–	137,754	–	137,754

Accrued environmental costs	–	–	26,767	–	26,767

Minority interest	–	665	600	368	1,633

Other	310,468	24,776	113,156	(308,980)	139,420

	301,767	377,335	433,705	(430,059)	682,748

Long-Term Debt, including capital lease obligations	–	223,105	622,714	–	845,819

Redeemable Preferred Securities of Subsidiaries	–	–	272,628	–	272,628

Common Shareholder’s Equity

Common stock	902	5	41,687	(41,692)	902

Additional paid-in capital	1,060,520	1,015,201	248,188	(1,263,389)	1,060,520

Retained earnings (deficit)	(371,648)	(502,866)	389,681	113,185	(371,648)

Accumulated other comprehensive loss	(71,087)	(70,502)	(813)	71,087	(71,315)

	618,687	441,838	678,743	(1,120,809)	618,459

	$1,143,758	$1,902,688	$2,513,005	$(1,573,520)	$3,985,931

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF FINANCIAL POSITION

				Eliminations
	DTEE		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total

(in Thousands)
	December 31, 2000

ASSETS
Current Assets

Cash and cash equivalents, at cost	$8,230	$50,419	$12,952	$(8,212)	$63,389

Accounts receivable	14,156	651,769	180,137	(21,262)	824,800

Less – Allowance for doubtful accounts	–	14,465	19,139	–	33,604

Accounts receivable, net	14,156	637,304	160,998	(21,262)	791,196

Assets from risk management and trading activities	–	240,969	–	–	240,969

Accrued unbilled revenues	–	–	137,473	–	137,473

Gas in inventory	–	240,013	13,586	–	253,599

Property taxes assessed applicable to future periods	–	2,313	54,790	–	57,103

Deferred income taxes	–	–	(1,126)	1,126	–

Other	5,803	19,789	28,186	(1,118)	52,660

	28,189	1,190,807	406,859	(29,466)	1,596,389

Deferred Charges and Other Assets

Deferred income taxes	–	179,371	–	(134,435)	44,936

Assets from risk management and trading activities	–	173,672	–	–	173,672

Investments in debt and equity securities	–	103,393	83,379	–	186,772

Investments in leases	–	–	76,395	–	76,395

Deferred environmental costs	–	–	28,675	–	28,675

Prepaid benefit costs	4,100	–	215,519	(5,146)	214,473

Other	(542)	32,340	345,264	(294,773)	82,289

	3,558	488,776	749,232	(434,354)	807,212

Investments in and Advances to Joint Ventures and Subsidiaries	1,238,919	583,108	20,067	(1,235,536)	606,558

Property, Plant and Equipment	16,223	645,550	3,008,216	–	3,669,989

Less – Accumulated depreciation and depletion	9,264	243,267	1,549,870	–	1,802,401

	6,959	402,283	1,458,346	–	1,867,588

	$1,277,625	$2,664,974	$2,634,504	$(1,699,356)	$4,877,747

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities

Accounts payable	$3,704	$616,059	$101,842	$(23,735)	$697,870

Notes payable	–	297,662	286,804	(8,074)	576,392

Current portion of long-term debt and capital lease obligations	–	160,000	24,652	–	184,652

Liabilities from risk management and trading activities	–	271,092	–	–	271,092

Federal income, property and other taxes payable	(4,294)	9,124	65,815	–	70,645

Gas payable	–	60,195	2,232	–	62,427

Customer deposits	–	–	17,708	–	17,708

Other	6,373	109,019	54,013	5,810	175,215

	5,783	1,523,151	553,066	(25,999)	2,056,001

Deferred Credits and Other Liabilities

Deferred income taxes	(6,147)	–	146,411	(140,264)	–

Liabilities from risk management and trading activities	–	239,207	–	–	239,207

Unamortized investment tax credit	–	–	26,084	–	26,084

Tax benefits amortizable to customers	–	–	138,161	–	138,161

Accrued environmental costs	–	–	28,250	–	28,250

Minority interest	–	531	635	–	1,166

Other	307,203	23,577	55,648	(297,431)	88,997

	301,056	263,315	395,189	(437,695)	521,865

Long-Term Debt, including capital lease obligations	–	415,456	641,369	–	1,056,825

Redeemable Preferred Securities of Subsidiaries	–	–	272,484	–	272,484

Common Shareholder’s Equity

Common stock	902	5	22,885	(22,890)	902

Additional paid-in capital	1,070,740	772,368	247,238	(1,019,605)	1,070,741

Retained earnings (deficit)	(100,856)	(309,106)	502,273	(193,167)	(100,856)

Accumulated other comprehensive loss	–	(215)	–	–	(215)

	970,786	463,052	772,396	(1,235,662)	970,572

	$1,277,625	$2,664,974	$2,634,504	$(1,699,356)	$4,877,747

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

				Eliminations
	DTEE		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total

(in Thousands)
	Six Months Ended June 30, 2001

Net Cash Flow From Operating Activities	$98,888	$(74,407)	$239,817	$(99,152)	$165,146

Cash Flow From Investing Activities

Capital expenditures	–	(9,315)	(46,222)	–	(55,537)

Investment in debt and equity securities, net	–	(148)	10,144	–	9,996

Investment in joint ventures and subsidiaries	(243,133)	(16,364)	–	242,833	(16,664)

Sale of property and joint venture interests	–	90,032	(3,952)	71	86,151

Other	(1,237)	24	(148)	5,898	4,537

Net cash provided from (used for) investing activities	(244,370)	64,229	(40,178)	248,802	28,483

Cash Flow From Financing Activities

Notes payable, net	200,000	(98,005)	(98,112)	3,007	6,890

Capital contributions received from (distributions paid to) affiliates, net	–	242,833	–	(242,833)	–

Dividends paid	(45,895)	–	(75,000)	75,000	(45,895)

Preferred securities dividends paid	–	–	(12,505)	12,505	–

Retirement of long-term debt and preferred securities	–	(165,616)	(23,517)	–	(189,133)

Other	–	25	3,591	(4,084)	(468)

Net cash provided from (used for) financing activities	154,105	(20,763)	(205,543)	(156,405)	(228,606)

Net Increase (Decrease) in Cash and Cash Equivalents	8,623	(30,941)	(5,904)	(6,755)	(34,977)

Cash and Cash Equivalents, January 1	8,230	50,419	12,952	(8,212)	63,389

Cash and Cash Equivalents, June 30	$16,853	$19,478	$7,048	$(14,967)	$28,412

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

				Eliminations
	DTEE		Other	and	Consolidated
	Corporate	MCNEE	Subsidiaries	Reclasses	Total

(in Thousands)
	Six Months Ended June 30, 2000

Net Cash Flow From Operating Activities	$(9,789)	$41,689	$307,538	$(31,194)	$308,244

Cash Flow From Investing Activities

Capital expenditures	(4)	(6,889)	(50,026)	1	(56,918)

Investment in debt and equity securities, net	–	(2,000)	(4,936)	–	(6,936)

Investment in joint ventures and subsidiaries	249,348	(63,512)	–	(249,648)	(63,812)

Sale of property and joint venture interests	–	408,119	–	3,617	411,736

Other	(524)	(122)	3,379	2,488	5,221

Net cash provided from (used for) investing activities	248,820	335,596	(51,583)	(243,542)	289,291

Cash Flow From Financing Activities

Notes payable, net	(200,000)	(119,790)	(206,781)	11,095	(515,476)

Capital contributions received from (distributions paid to) affiliates, net	–	(249,648)	–	249,648	–

Dividends paid	(43,677)	–	–	–	(43,677)

Preferred securities dividends paid	–	–	(16,059)	16,059	–

Long-term commercial paper and bank borrowings, net	–	(35,761)	–	–	(35,761)

Retirement of long-term debt and preferred securities	–	(65)	(40,156)	–	(40,221)

Other	2,563	–	(128)	–	2,435

Net cash provided from (used for) financing activities	(241,114)	(405,264)	(263,124)	276,802	(632,700)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,083)	(27,979)	(7,169)	2,066	(35,165)

Cash and Cash Equivalents, January 1	6,727	49,191	10,141	(6,693)	59,366

Cash and Cash Equivalents, June 30	$4,644	$21,212	$2,972	$(4,627)	$24,201

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of

DTE Enterprises, Inc.:

We have reviewed the accompanying condensed consolidated statements of financial position of DTE Enterprises, Inc. and subsidiaries (the “Company”) (formerly the registrant, MCN Energy Group Inc.) as of June 30, 2001, the related condensed consolidated statements of operations and retained earnings (deficit) for the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to the financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 2000, and the related consolidated statements of operations, cash flows and common shareholders’ equity for the year then ended (not presented herein); and in our report dated March 13, 2001, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in accounting method as described in Note 3 to those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
August 14, 2001

OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MCN held a special meeting of shareholders on May 15, 2001 to vote on a proposal to approve the Agreement and Plan of Merger, dated as of October 4, 1999, as amended as of November 12, 1999, and as further amended as of February 28, 2001. Pursuant to the proposal, MCN would merge with and into DTE Enterprises, Inc., a wholly owned subsidiary of DTE Energy Company, and would become a wholly owned subsidiary of DTE Energy Company. As of April 10, 2001, the record date for determining the number of shareholders entitled to vote at the special meeting, there were 90,185,793 shares outstanding and entitled to vote. Of these shares, 57,081,236 (63.3%) were present in person or by proxy, and 33,104,557 shares were not voted. Shareholders approved the proposed merger voting 55,865,990 (97.9%) shares in favor of the proposal, 801,326 (1.4%) shares against and 413,920 (.7%) shares to abstain.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

4-1	Certificate of Assumption

(b)  Reports on Form 8-K

MCN filed a report on Form 8-K dated May 15, 2001, under Item 5, with respect to the issuance of a press release. The press release, which was included in the Form 8-K, noted that MCN’s shareholders approved the amended merger agreement at a special meeting of shareholders on May 15, 2001. The press release also noted that May 31, 2001 was set as the expected date to complete the merger.

OTHER INFORMATION

On May 31, 2001, Susan M. Beale, Anthony F. Earley, Jr., and Eric H. Peterson (all employees of DTE affiliates) were elected to the Company’s Board, replacing the former Board members.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENTERPRISES, INC.

By:	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Vice President and Controller
Chief Accounting Officer

Date: August 14, 2001

EXHIBIT INDEX

Exhibit No.	Description

4.1	Certificate of Assumption