Form 10-Q
period 2001-09-30
DTE ENTERPRISES INC
filed 2001-11-14
CIK 1130308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

Commission file number 1-15066

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

DTE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3493465 (I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-4000

(Registrant’s telephone number, including area code)

MCN Energy Group Inc.

500 Griswold Street
Detroit, Michigan 48226
(Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Definitions
Management’s Narrative Analysis of the Results of Operations
Consolidated Statement of Operations (Unaudited)
Consolidated Statement of Retained Earnings (Deficit) (Unaudited)
Consolidated Statement of Financial Position (Unaudited)
Consolidated Statement of Financial Position (Unaudited)
Consolidated Statement of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
Independent Accountants’ Report
Other Information
Signature
Form 10-Q for Quarter Ending September 30, 2001

DTE ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2001

PAGE
NUMBER

DEFINITIONS	1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statement of Operations	8

Consolidated Statement of Retained Earnings (Deficit)	9

Consolidated Statement of Financial Position	10

Consolidated Statement of Cash Flows	12

Notes to Consolidated Financial Statements	13

Independent Accountants’ Report	23

Item 2. Management’s Narrative Analysis of the Results of Operations	3

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	24

SIGNATURE	25

DEFINITIONS

Cogeneration	The production of electricity and another form of energy, usually steam, from a single fuel source such as natural gas.

Customer Choice Program	A three-year program that began in April 1999 which allows a limited number of customers to purchase gas from suppliers other than MichCon.

Diversified Energy	DTEE’s Pipelines & Processing, Electric Power, Energy Marketing and Exploration & Production businesses.

DTE	DTE Energy Company and subsidiaries. The parent company for DTEE.

DTEE	DTE Enterprises, Inc. and subsidiaries, a wholly owned subsidiary of DTE.

FASB	Financial Accounting Standards Board.

Gas Sales Program	A three-year program that began in January 1999 under which MichCon’s gas sales rate includes a gas commodity component that is fixed at $2.95 per Mcf.

GCR	Gas Cost Recovery; a process by which MichCon, through annual gas cost proceedings before the Michigan Public Service Commission, is allowed to recover its reasonable and prudent cost of gas sold. The GCR was suspended under the Regulatory Reform Plan for the three-year period ending on December 31, 2001.

MCN	MCN Energy Group Inc. and its subsidiaries.

MCNEE	MCN Energy Enterprises, Inc., a wholly owned subsidiary of DTEE that is the holding company of DTEE’s Diversified Energy group subsidiaries.

MichCon	Michigan Consolidated Gas Company; an indirect, wholly owned natural gas distribution and intrastate transmission subsidiary of DTEE.

MPSC	Michigan Public Service Commission; a state agency that regulates, among other things, the intrastate aspects of the natural gas industry within Michigan.

Normal Weather	The average annual degree days in DTEE’s Gas Distribution service area during a recent 30-year period.

DEFINITIONS

Regulatory Reform Plan	The plan approved by the MPSC in April 1998 that provided for: (i) the Gas Sales Program, (ii) the Customer Choice Program and (iii) an income sharing provision that allows customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds.

SFAS	Statement of Financial Accounting Standards.

DTE ENTERPRISES, INC.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The Results of Operations discussion for DTEE is presented in accordance with General Instruction H(2)(a) of Form 10-Q.

Merger Completed – DTEE was merged with MCN on May 31, 2001 and was the surviving corporation as discussed in Notes 1 and 2 to the Consolidated Financial Statements included herein. The merger was accounted for using the purchase method, and the assets and liabilities in the accompanying financial statements have not been adjusted to allocate the purchase price to their fair values. Certain losses reflected in the accompanying financial statements have been eliminated at DTE as a result of purchase accounting adjustments. The following discussion assumes DTEE and MCN were merged for all periods shown.

RESULTS OF OPERATIONS

DTEE reported a loss in the 2001 third quarter of $113.1 million compared with a loss of $24.9 million in the 2000 third quarter. Losses in the 2001 nine-month period totaled $338.0 million compared to earnings of $66.7 million for the same 2000 period. As subsequently discussed, the comparability of earnings was affected by the impact of several unusual items, merger and restructuring charges, an accounting change and an extraordinary item.

	Quarter		9 Months

	2001	2000	2001	2000
(in Millions)
Net Income (Loss)

Before unusual items, merger & restructuring charges, accounting change and extraordinary item:

Diversified Energy	$17.6	$(8.4)	$(12.7)	$(36.0)

Gas Distribution	(42.1)	(9.0)	6.2	61.4

	(24.5)	(17.4)	(6.5)	25.4

Unusual items (Note 7)	(86.4)	(6.0)	(146.2)	44.7

Merger & restructuring charges (Notes 2 and 3)	(2.2)	(1.5)	(82.1)	(3.4)

	(113.1)	(24.9)	(234.8)	66.7

Accounting Change for Derivatives (Note 4a)	–	–	(100.6)	–

Extraordinary Item – Loss on Redemption of Debt (Note 6)	–	–	(2.6)	–

	$(113.1)	$(24.9)	$(338.0)	$66.7

Excluding the unusual items, merger and restructuring charges, accounting change and extraordinary item, DTEE incurred a loss of $24.5 million in the 2001 third quarter compared to a loss of $17.4 million for the 2000 third quarter, and had a loss of $6.5 million in the 2001 nine-month period compared to earnings of $25.4 million from the corresponding 2000 period. The earnings comparisons reflect varying contributions from the Gas Distribution segment, primarily attributable to margins generated under MichCon’s Gas Sales Program, as well as the Diversified Energy group, largely due to the Energy Marketing business.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Unusual Items – DTEE recorded several unusual items in the 2001 and 2000 periods, primarily representing gains and losses on assets sold and held for sale and property write-downs (Note 7). The unusual items impacted earnings as follows:

	Quarter		9 Months

	2001	2000	2001	2000
(Gains and (Losses) in Millions)
Unusual Items (Net of Taxes)
Diversified Energy

Pipelines & Processing (Note 7a)	$(20.2)	$.4	$(72.9)	$18.3

Electric Power (Note 7b)	–	–	–	30.3

Energy Marketing (Note 7c)	1.1	–	(2.4)	–

Exploration & Production (Note 7d)	(65.6)	–	(64.8)	2.5

	(84.7)	.4	(140.1)	51.1

Gas Distribution (Note 7e)	(1.7)	(6.4)	(6.1)	(6.4)

	$(86.4)	$(6.0)	$(146.2)	$44.7

Merger and Restructuring Charges – On May 31, 2001, MCN and DTE completed the merger that was announced on October 4, 1999. DTEE recorded legal, accounting, employee benefit and other expenses associated with the merger which did not affect earnings for the 2001 third quarter, but reduced earnings by $25.8 million for the 2001 nine-month period as compared with reducing earnings by $1.5 million for the 2000 third quarter and $3.4 million for the 2000 nine-month period.

In the second and third quarters of 2001, DTE offered certain employees the options to retire early or to voluntarily resign under programs to reduce the workforce in overlapping corporate support functions. As a result of these programs, approximately 13% of DTEE’s workforce, or 332 employees retired or resigned resulting in a restructuring charge that decreased earnings by $2.2 million and $56.3 million for the three-and nine-month periods, respectively (Note 3).

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Operating and Joint Venture Income

Operating and joint venture results, excluding unusual items, and merger and restructuring charges, decreased $15.6 million in the 2001 third quarter and $65.1 million for the 2001 nine-month period. A discussion of the operations of the segments follows:

	Quarter		9 Months

	2001	2000	2001	2000
(in Millions)
Operating and Joint Venture Income (Loss)

Before Unusual Items, and Merger & Restructuring Charges:

Diversified Energy:

Pipelines & Processing	$.7	$4.9	$1.6	$14.6

Electric Power	–	.9	(.2)	3.4

Energy Marketing	49.9	(3.4)	38.8	(23.4)

Exploration & Production	5.0	4.0	13.7	13.8

Corporate & Other	(12.2)	(.7)	(21.0)	(1.9)

	43.4	5.7	32.9	6.5

Gas Distribution	(53.5)	(.2)	44.4	135.9

	(10.1)	5.5	77.3	142.4

Unusual Items, and Merger & Restructuring Charges (Notes 2, 3 & 7)	(136.4)	(11.6)	(341.8)	63.6

	$(146.5)	$(6.1)	$(264.5)	$206.0

Pipelines & Processing operating and joint venture results, excluding unusual items, decreased $4.2 million and $13.0 million for the 2001 third quarter and nine-month period, respectively. Results reflect a decline in providing gas delivery and gas processing services. The reduced transportation sales are attributable to the sale and pending sale of a number of pipeline and processing projects that are located in areas outside DTEE’s target region. Earnings from pipeline and processing projects that are held for sale are being deferred due to their expected sale (Note 7a). Additionally, Pipelines & Processing operating and joint venture income for the 2000 periods benefited from an increase in “allowance for funds used during construction” (AFUDC) associated with the 25%-owned Vector Pipeline project that became operational in December 2000.

Electric Power operating and joint venture results, excluding unusual items, decreased $.9 million and $3.6 million for the 2001 third quarter and nine-month period, respectively. The declines reflect the sale of essentially all of DTEE’s interests in domestic power generation facilities (Note 7b). The sales were required as a condition of MCN’s merger with DTE. DTEE currently holds an approximate 65% interest in Bhote Koshi Power Company, a 36 megawatt (MW) hydroelectric power plant in Nepal that became operational in early 2001. Additionally, the 2000 periods include margins generated from selling gas to power companies under contracts that were transferred to the Energy Marketing segment in the 2001 first quarter.

Energy Marketing operating and joint venture results, excluding unusual items, increased $53.3 million and $62.2 million for the 2001 third quarter and nine-month period, respectively.

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

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

Energy Marketing experiences earnings volatility as a result of its production-related gas supply contract, as well as from open positions related to its long-term transportation and storage assets. Energy Marketing’s contract to purchase gas produced from Exploration & Production (E&P) operations does not qualify for mark to market accounting. Energy Marketing recorded pre-tax gains totaling approximately $75 million in the 2001 third quarter and $125 million in the 2001 nine-month period primarily attributable from marking to market sales contracts with power generation customers without recording an offsetting loss from marking to market the production-related gas supply contract.

Energy Marketing’s earnings also reflect volatility resulting from using spot market rates to fair value its gas inventory and using forward rates to fair value its derivatives. Storage gas was priced in December 2000 at a spot market rate of $10.19 per thousand cubic feet (Mcf) compared to a June 2001 rate of $3.41 per Mcf and a September 2001 rate of $1.99. There were significantly smaller changes in forward prices during these same periods. As a result, the mark to market losses on gas inventory were only partially offset by mark to market gains on the related derivatives.

Additionally, Energy Marketing’s earnings comparisons were affected by higher provisions for potentially uncollectible accounts receivable balances in the 2000 nine-month period. Higher prices in 2000, coupled with lower margins, resulted in financial pressures for some of Energy Marketing’s customers. As a result of these financial pressures and a customer bankruptcy filing, Energy Marketing accrued $14.5 million in the 2000 second quarter for uncollectible accounts.

Exploration & Production operating and joint venture results, excluding unusual items, increased $1.0 million and decreased $.1 million for the 2001 third quarter and nine-month period, respectively. Both comparisons were impacted by lower operating costs, which were partially offset by lower oil and gas production.

Corporate & Other operating and joint venture results declined $11.5 million and $19.1 million for the 2001 third quarter and nine-month period, respectively. The declines primarily reflect allocations from DTE for corporate support functions related to the Diversified Energy group.

Gas Distribution operating and joint venture results, excluding unusual items, and merger and restructuring charges, decreased $53.3 million and $91.5 million for the 2001 third quarter and nine-month period, respectively. Results for the quarter reflect losses, which are typical for the gas distribution business due to seasonally lower demand for natural gas during the summer months. Results for both the 2001 third quarter and nine-month period declined from the comparable 2000 periods due primarily to losses from MichCon’s Gas Sales Program which is part of its Regulatory Reform Plan (Note 8a). Under the Gas Sales Program, MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet. MichCon had negative

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

margins from selling gas in the 2001 third quarter and nine-month period, compared to positive margins in the 2000 periods, primarily as a result of higher cost gas supply. The average cost of gas sold in the 2001 third quarter and nine-month period increased approximately $1.21 per Mcf (44%) and $1.02 per Mcf (36%), respectively, from the comparable 2000 periods. The average cost of gas sold reflects higher prices for gas purchased and the partial liquidation of inventory gas that was priced at $.38 per Mcf (Note 5). The inventory liquidation was estimated at 25 billion cubic feet (Bcf) in the 2001 first quarter, but was subsequently adjusted to 17.5 Bcf in the 2001 second quarter due to warmer than normal weather. MichCon estimated its 2001 average gas purchase rate to be $3.26 per Mcf higher than the average LIFO liquidation rate. The effect of the inventory liquidation lowered cost of gas for the 2001 nine-month period.

Gas Distribution’s earnings comparisons were also impacted by weather, which was 3.9% colder in the 2001 nine-month period, and the number of customers choosing to purchase gas from MichCon rather than other suppliers under MichCon’s Customer Choice Program (Note 8a). Year three of this program commenced in April 2001 with approximately 30,000 customers choosing to participate, as compared to approximately 55,000 customers participating in year two and 70,000 customers in year one. Distribution margins were retained from participating customers as MichCon continued to transport and deliver the gas to the customers’ premises. Additionally, Gas Distribution incurred higher operating expenses in the 2001 third quarter due to allocations from DTE for corporate support functions.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in MCN’s 2000 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations – In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. It would apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. DTEE has not yet determined the impact of this statement on the consolidated financial statements.

Long-Lived Assets – In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. DTEE has not yet determined the impact of this statement on the consolidated financial statements.

DTE ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000
(in Thousands)
Operating Revenues	$371,607	$465,419	$2,074,755	$1,841,579

Operating Expenses

Cost of sales (Note 5)	224,546	337,261	1,562,516	1,304,775

Operation and maintenance	101,794	81,587	287,602	268,009

Depreciation, depletion and amortization	34,480	34,950	103,236	103,916

Property and other taxes	21,318	15,871	54,293	53,404

Property write-downs (Note 7)	100,856	9,765	100,856	9,765

Gains and losses on sale of assets, net (Note 7)	(1,641)	(1,344)	(125,245)	(5,079)

Gains from sale of tax credits	(1,896)	(2,202)	(6,357)	(7,480)

Merger and restructuring costs (Notes 2 and 3)	3,513	2,369	116,865	5,190

	482,970	478,257	2,093,766	1,732,500

Operating Income (Loss)	(111,363)	(12,838)	(19,011)	109,079

Joint Venture Income (Loss)

Equity in earnings	(1,411)	6,702	3,805	22,639

Loss on impairment of joint venture interests (Note 7)	(34,693)	–	(248,006)	–

Gains and losses on sale of joint venture interests, net (Note 7)	994	–	(1,297)	74,250

	(35,110)	6,702	(245,498)	96,889

Other Income and (Deductions)

Interest income	3,955	4,173	14,968	8,627

Interest on long-term debt	(18,699)	(23,533)	(54,388)	(70,165)

Other interest expense	(8,004)	(6,484)	(29,064)	(17,860)

Dividends on preferred securities of subsidiaries	(6,253)	(6,253)	(18,758)	(22,312)

Other	849	(169)	(2,107)	(2,346)

	(28,152)	(32,266)	(89,349)	(104,056)

Income (Loss) Before Income Taxes, Accounting Change and Extraordinary Item	(174,625)	(38,402)	(353,858)	101,912

Income Tax Provision (Benefit)	(61,515)	(13,463)	(119,044)	35,161

Income (Loss) Before Accounting Change and Extraordinary Item	(113,110)	(24,939)	(234,814)	66,751

Cumulative Effect of Accounting Change for Derivatives (Note 4a)	–	–	(100,644)	–

Extraordinary Item – Loss on Redemption of Debt (Note 6)	–	–	(2,549)	–

Net Income (Loss)	$(113,110)	$(24,939)	$(338,007)	$66,751

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000
(in Thousands)
Balance – Beginning of Period	$(371,648)	$(71,664)	$(100,856)	$(119,677)

Add – Net Income (Loss)	(113,110)	(24,939)	(338,007)	66,751

	(484,758)	(96,603)	(438,863)	(52,926)

Deduct – Cash Dividends Declared	–	23,361	45,895	67,038

Other	17	–	17	–

Balance – End of Period	$(484,741)	$(119,964)	$(484,741)	$(119,964)

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	September 30	December 31
	2001	2000
(in Thousands)
ASSETS

Current Assets

Cash and cash equivalents, at cost (which approximates market value)	$19,335	$63,389

Accounts receivable, less allowance for doubtful accounts of $24,825 and $33,604, respectively	325,683	791,196

Assets from risk management and trading activities (Note 4b)	118,959	240,969

Accrued unbilled revenues	26,553	137,473

Gas in inventory	217,197	253,599

Property taxes assessed applicable to future periods	31,632	57,103

Deferred income taxes	30,031	–

Other	43,419	52,660

	812,809	1,596,389

Deferred Charges and Other Assets

Deferred income taxes	182,005	44,936

Assets from risk management and trading activities (Note 4b)	138,126	173,672

Investments in debt and equity securities	175,702	186,772

Investments in leases	83,965	76,395

Deferred environmental costs	29,044	28,675

Prepaid benefit costs	213,425	214,473

Other	49,401	82,289

	871,668	807,212

Investments in and Advances to Joint Ventures

Pipelines & Processing	219,753	523,864

Electric Power	33,254	38,776

Energy Marketing	16,929	23,158

Gas Distribution	–	3,383

Other	7,669	17,377

	277,605	606,558

Property, Plant and Equipment

Pipelines & Processing	41,536	46,463

Exploration & Production	505,927	588,512

Gas Distribution	3,108,271	3,008,216

Other	29,166	26,798

	3,684,900	3,669,989

Less – Accumulated depreciation and depletion	1,887,120	1,802,401

	1,797,780	1,867,588

	$3,759,862	$4,877,747

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

	September 30	December 31
	2001	2000
(in Thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$209,676	$697,870

Due to affiliate	440,374	–

Notes payable	199,167	576,392

Current portion of long-term debt and capital lease obligations	240,261	184,652

Liabilities from risk management and trading activities (Note 4b)	136,124	271,092

Federal income, property and other taxes payable	25,759	70,645

Gas payable	28,429	62,427

Customer deposits	16,870	17,708

Other	103,327	175,215

	1,399,987	2,056,001

Deferred Credits and Other Liabilities

Liabilities from risk management and trading activities (Note 4b)	259,956	239,207

Unamortized investment tax credit	24,799	26,084

Tax benefits amortizable to customers	137,510	138,161

Accrued environmental costs	24,862	28,250

Minority interest	1,298	1,166

Other	129,737	88,997

	578,162	521,865

Long-Term Debt, including capital lease obligations (Note 9)	1,003,788	1,056,825

Contingencies (Notes 8a and 12)

DTEE-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTEE	272,700	272,484

Common Shareholder’s Equity

Common stock	902	902

Additional paid-in capital	1,061,773	1,070,741

Retained deficit	(484,741)	(100,856)

Accumulated other comprehensive loss (Note 10)	(72,709)	(215)

	505,225	970,572

	$3,759,862	$4,877,747

See notes to consolidated financial statements (unaudited)

DTE ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30

	2001	2000
(in Thousands)
Cash Flow From Operating Activities

Net income (loss)	$(338,007)	$66,751
Adjustments to reconcile net income to net cash provided from operating activities

Depreciation, depletion and amortization:

Per statement of operations	103,236	103,916

Charged to other accounts	7,546	7,082

Unusual items, net of taxes (Note 7)	146,194	(45,217)

Cumulative effect of accounting change for derivatives (Note 4a)	100,644	–

Deferred income taxes – current	(73,271)	(13,241)

Deferred income taxes and investment tax credits, net	(6,038)	15,952

Equity in earnings of joint ventures, net of distributions	15,246	(1,929)

Other	(9,758)	(3,826)

Changes in assets and liabilities, exclusive of changes shown separately	404,486	45,380

Net cash provided from operating activities	350,278	174,868

Cash Flow From Investing Activities

Capital expenditures	(98,521)	(102,876)

Investment in debt and equity securities, net	4,369	(60,346)

Investment in joint ventures	(17,487)	(63,357)

Sale of property and joint venture interests (Note 7)	159,195	451,168

Other	6,671	1,392

Net cash provided from investing activities	54,227	225,981

Cash Flow From Financing Activities

Notes payable, net	(377,225)	(311,991)

Dividends paid	(45,878)	(67,038)

Long-term commercial paper and bank borrowings, net	198,382	(19,854)

Retirement of long-term debt and preferred securities	(223,374)	(41,207)

Other	(464)	2,259

Net cash used for financing activities	(448,559)	(437,831)

Net Decrease in Cash and Cash Equivalents	(44,054)	(36,982)

Cash and Cash Equivalents, January 1	63,389	59,366

Cash and Cash Equivalents, September 30	$19,335	$22,384

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately

Accounts receivable, net	$462,801	$(69,538)

Accrued unbilled revenues	110,920	75,072

Gas in inventory	36,402	(182,409)

Prepaid/accrued benefit costs, net	1,048	(42,222)

Property taxes assessed applicable to future periods	25,471	33,215

Accounts payable	(488,194)	208,578

Due to affiliate	440,374	–

Federal income, property and other taxes payable	(44,886)	(45,847)

Gas payable	(33,998)	47,803

Assets and liabilities from risk management and trading activities	(183,078)	34,615

Other current assets and liabilities, net	26,980	(22,923)

Other deferred assets and liabilities, net	50,646	9,036

	$404,486	$45,380

Supplemental Disclosures

Cash paid during the year for:

Interest, net of amounts capitalized	$71,290	$79,956

Federal income taxes	$–	$4,000

Noncash investing and financing activities:

FELINE PRIDES settlement	$–	$130,721

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – CORPORATE ORGANIZATION AND BASIS OF PRESENTATION

DTEE was created on October 1, 1999 with the purpose of engaging in transactions contemplated by the merger between MCN and DTE (Note 2). MCN was merged with and into DTEE, the surviving corporation in the merger and a wholly owned subsidiary of DTE. Prior to the completion of the merger, DTEE essentially had no assets, liabilities or obligations. The consolidated financial statements assume DTEE and MCN were merged for all periods shown.

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

NOTE 2 – MERGER AGREEMENT

On May 31, 2001, DTE completed the acquisition of MCN, and under the terms of the merger agreement, DTE acquired all outstanding shares of MCN common stock. The acquisition by DTE was accounted for using the purchase method. DTEE’s assets and liabilities included in the accompanying financial statements have not been adjusted to allocate the purchase price to their fair values. Certain losses reflected in the accompanying financial statements have been eliminated at DTE as a result of purchase accounting adjustments.

As a result of the merger, DTEE incurred merger-related expenses which include legal, accounting, consulting, employee benefit and other expenses. These costs did not affect earnings for the three months ended September 30, 2001 and had the effect of reducing earnings by $30.1 million pre-tax ($25.8 million net of taxes) for the nine-month period ended September 30, 2001. These costs reduced earnings by $2.4 million pre-tax ($1.5 million net of taxes) and $5.2 million pre-tax ($3.4 million net of taxes) for the three- and nine-month periods ended September 30, 2000, respectively.

NOTE 3 – RESTRUCTURING CHARGE

In the second and third quarters of 2001, DTE offered certain employees the options to retire early or to voluntarily resign under programs to reduce the workforce in overlapping corporate support functions. As a result of these programs, approximately 13% of DTEE’s workforce, or 332 employees retired or resigned resulting in a restructuring charge that decreased earnings by $3.5 million pre-tax ($2.2 million net of taxes) and $86.8 million pre-tax ($56.3 million net of taxes) for the three- and nine-month periods ended September 30, 2001. Benefit payments of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$4.4 million have been made as of September 30, 2001. The balance of the benefit payments will be distributed from assets of the retirement plan and a trust fund.

NOTE 4 –  RISK MANAGEMENT ACTIVITIES AND
DERIVATIVES INSTRUMENTS

a.  New Accounting Pronouncement
Effective January 1, 2001, DTEE adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement, as amended, requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be recorded to other comprehensive income or to offset related results on the hedged item in earnings.

DTEE identified interest rate swaps, options embedded in certain debt instruments, commodity forward contracts, commodity futures and swaps, certain transportation contracts and a foreign currency forward contract as derivatives. The cumulative effect of adopting SFAS No. 133 on January 1, 2001 was a $154.8 million pre-tax ($100.6 million net of taxes) decrease in earnings, and a $99.7 million pre-tax ($64.8 million net of taxes) increase in other comprehensive income. In the 2001 second quarter, the Derivative Implementation Group (DIG) issued guidance precluding the use of the “normal sales” exception for certain derivatives that DTEE had previously designated as normal. As a result, DTEE recorded on April 1, 2001 an adjustment to the cumulative effect of adopting SFAS No. 133 that decreased other comprehensive income by $143.1 million pre-tax ($93.0 million net of taxes). The amount recorded in other comprehensive income will be taken to earnings as the transactions that the derivatives relate to occur. DTEE estimates that a $20.9 million pre-tax ($13.6 million net of taxes) loss will be reclassified from other comprehensive income and recorded to earnings over the next twelve months.

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

Commodity Price Risk – Natural gas futures, options and swap agreements are used to manage Diversified Energy’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas production, and gas inventories. DTEE has determined that this risk minimization strategy will be accounted for by marking to market its commodity forwards, financial derivatives, and corresponding physical positions so there are substantial offsetting amounts. This fair value accounting better aligns financial reporting for the Diversified Energy group with the way such business is managed and its performance measured. Additionally, DTEE has certain transportation contracts that are considered derivatives and marked to market under SFAS No. 133. Unrealized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

gains and losses resulting from marking to market commodity-related derivatives are recorded as an adjustment to revenues in the Consolidated Statement of Operations.

Although it attempts to maintain a balanced or flat book from an economic standpoint, Diversified Energy experiences earnings volatility as a result of its owned gas reserves, as well as from open positions related to its long-term transportation and storage assets. Gas produced from owned reserves does not meet the definition of a derivative under SFAS No. 133. Accordingly, earnings volatility results from marking to market sales contracts with certain power generation customers without recording an offsetting amount from marking to market gas reserves that supply such contracts. MichCon has firm-priced contracts for substantially all of its expected gas supply requirements through 2001. These contracts are designated and qualify for the “normal purchases” exception under SFAS No. 133. Accordingly, MichCon does not account for such contracts as derivatives.

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

Foreign Currency Risks – A foreign currency forward contract is used to mitigate risk associated with a note receivable denominated in Canadian dollars. The forward contract does not qualify for hedge accounting under SFAS No. 133 and is therefore recorded at fair value. DTEE expects that the change in fair value of the forward contract should substantially offset the transaction gain or loss resulting from remeasuring the note receivable at the spot rate in accordance with SFAS No. 52 “Foreign Currency Translation.” Unrealized gains or losses resulting from marking to market this derivative are recognized in “other – other income and (deductions)” in the Consolidated Statement of Operations.

Other Derivatives – DTEE has debt outstanding with embedded options that will not be accounted for as derivatives as a result of a “grandfather” provision in SFAS No. 133.

The following table summarizes assets and liabilities from risk management and trading activities, and deferred unrealized swap gains and losses that are reflected in the Consolidated Statement of Financial Position. As previously noted, SFAS No. 133 requires all derivatives to be recognized in the Statement of Financial Position as either assets or liabilities measured at their fair value and requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Prior to DTEE implementing SFAS No. 133, unrealized swap gains and losses were deferred. Furthermore, there were certain derivatives that were not recorded at fair value prior to implementing SFAS No. 133. Additionally, DTEE’s Energy Marketing segment utilizes forward contracts, futures contracts, swap agreements, and natural gas inventories as part of its trading activities. Derivatives utilized in trading activities are accounted for under SFAS No. 133. Storage capacity contracts utilized in trading activities are accounted for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

under Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities.” Both the derivatives and capacity contracts utilized in trading activities are marked to market with unrealized gains and losses recorded to revenues.

	September 30	December 31
	2001	2000
(in Thousands)
Assets From Risk Management and Trading Activities

Risk management activities	$257,085	$327,231

Trading activities	–	25,953

Unrealized swap losses	–	61,457

	257,085	414,641

Less – current portion	118,959	240,969

	$138,126	$173,672

Liabilities From Risk Management and Trading Activities

Risk management activities	$395,966	$246,012

Trading activities	114	108,523

Unrealized swap gains	–	155,764

	396,080	510,299

Less – current portion	136,124	271,092

	$259,956	$239,207

NOTE 5 – GAS IN INVENTORY

Inventory gas is priced using the fair value method for Energy Marketing operations and on a last-in, first-out (LIFO) method for Gas Distribution operations. During the second quarter of 2001, MichCon revised the expected permanent decrement recorded in the first quarter of 2001 from 25 billion cubic feet (Bcf) to 17.5 Bcf due to warmer than normal weather. The 17.5 Bcf of prior years’ LIFO layers that are not expected to be replaced prior to December 31, 2001 were liquidated at an average cost of $.38 per thousand cubic feet (Mcf). MichCon estimated its 2001 average gas purchase rate to be $3.26 per Mcf higher than the average LIFO liquidation rate. Applying LIFO costs in valuing the liquidation, as opposed to using the estimated average gas purchase rate, decreased cost of gas for the nine-month period ended September 30, 2001 by $57.1 million and increased earnings by $37.1 million, net of taxes.

NOTE 6 – EXTRAORDINARY ITEM – LOSS ON REDEMPTION OF DEBT

In March 2001, DTEE elected to repurchase at a premium $100 million of remarketable debt that was subject to remarketing in April 2001. As a result, DTEE recorded an extraordinary loss on the debt redemption which decreased earnings by $3.9 million pre-tax ($2.5 million net of taxes) for the nine-month period ended September 30, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – ACQUISITIONS, DISPOSITIONS AND UNUSUAL ITEMS

a.  Pipelines & Processing

Sale of Property: In March 2001, DTEE amended the purchase agreement with DTE for the sale of its 95% interests in four coal fines plants and fixed the purchase price at $100 million. In March 2001, DTEE also sold to DTE its 95% interests in the remaining two coal fines plants for $32 million. DTEE recorded a $127.9 million pre-tax ($83.2 million net of taxes) gain from the sale of its six coal fines plants.

Sale of Joint Ventures: In January 2001, DTEE sold its 33 1/3% interest in the Black Marlin Pipeline System for approximately $3.1 million and recorded a $.5 million pre-tax ($.3 million net of taxes) gain from the sale.

In May 2000, DTEE sold its 35% interest in the Jonah Gas Gathering Company for approximately $45 million and recognized a $24.1 million pre-tax ($15.7 million net of taxes) gain from the sale.

In March 2000, DTEE sold its 50% interest in the Cardinal States Gathering Company for approximately $60 million and recognized a $3.4 million pre-tax ($2.2 million net of taxes) gain from the sale.

Joint Venture Interests Held for Sale: In the second quarter of 2001, DTEE recorded a $199.5 million pre-tax ($129.6 million net of taxes) loss from the expected sale of various joint venture interests. The carrying value of these investments was reduced to fair value based on their estimated selling prices less cost to sell. The carrying value of these investments as of September 30, 2001 is approximately $123.4 million. Earnings in the third quarter of 2001 and thereafter from the joint ventures held for sale will be deferred due to their expected sale. Equity earnings related to these investments for the nine-month period ended September 30, 2001 were $3.9 million pre-tax ($2.5 million net of taxes), and for the three- and nine-month periods ended September 30, 2000 were $4.0 million pre-tax ($2.6 million net of taxes) and $11.7 million pre-tax ($7.6 million net of taxes), respectively. In July 2001, DTEE sold its interest in four of the pipeline and processing joint ventures for approximately $90 million in cash and other consideration and recognized a $1 million pre-tax ($.7 million net of taxes) gain from the sale. The sale of the remaining investments is expected to be completed within one year.

Loss on Investments in Joint Ventures: In the second quarter of 2001, DTEE recorded a $7.2 million pre-tax ($4.6 million net of taxes) loss from the write-downs of investments in a pipeline company and a processing company. In the third quarter of 2001, DTEE recorded a $31.9 million pre-tax ($20.8 million net of taxes) loss from the write-down of investments in asphalt distribution and processing facilities. The write-downs represent the amounts by which the carrying value exceeded the estimated fair value of the investments.

b.  Electric Power

Sale of Joint Ventures: In June 2000, DTEE sold its 95% interest in the Cobisa-Person facility, a 140 megawatt (MW) power plant that was under construction in New Mexico, for approximately $1.7 million resulting in a pre-tax gain of $1.3 million ($.8 million net of taxes).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

c.  Energy Marketing

Loss on Contracts: In the second quarter of 2001, DTEE sold certain gas sales contracts and recognized a $5.4 million pre-tax ($3.5 million net of taxes) loss from the sale. In the third quarter of 2001, subsequent adjustments related to these contracts reduced the losses by $1.7 million pre-tax ($1.1 million net of taxes).

d.  Exploration & Production

Sale of Properties: Prior to 2000, DTEE recognized losses from the sales of its Western, Midcontinent/ Gulf Coast and Appalachian Exploration & Production properties. In the first quarter of 2000, subsequent adjustments related to these sales reduced the losses by $3.7 million pre-tax ($2.4 million net of taxes).

Property Write-Downs: In the third quarter of 2001, DTEE recognized a $100.9 million pre-tax ($65.6 million net of taxes) write-down of its gas and oil properties under the full cost method of accounting. Under the full cost method of accounting, DTEE’s capitalized exploration and production costs exceeded the full cost “ceiling,” resulting in the excess being written off to income. The ceiling is the sum of discounted future net cash flows from the production of proved gas and oil reserves and the lower of cost or estimated fair value of unproved properties, net of related income tax effects. Future net cash flows are required to be estimated based on end-of-quarter prices and costs, unless contractual arrangements exist, even if any price decline is temporary.

e.  Gas Distribution

Joint Venture Interest Previously Held for Sale: In May 2001, MichCon recorded a $6.7 million pre-tax ($4.4 million net of taxes) loss from the expected sale of its 33% to 50% interests in a series of partnerships that own a residential community on the Detroit riverfront (Harbortown). An additional loss of $2.6 million pre-tax ($1.7 million net of taxes) was recorded in September 2001. The carrying value of the investment was reduced to fair value based on the estimated selling price less cost to sell. The sale of Harbortown is no longer expected to take place within one year and is therefore not classified as held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sale of Property: In January 2001, DTEE sold its heating, ventilation and cooling company for $2.0 million, resulting in an immaterial loss.

NOTE 8 – REGULATORY MATTERS

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

In addition, the Plan encompasses an income sharing mechanism that allows customers to share profits when actual returns on equity from utility operations exceed predetermined thresholds. MichCon filed its income sharing report with the MPSC in March 2001, using the MPSC approved formula, indicating that no income sharing was required for 2000.

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

MichCon will return to a gas cost recovery mechanism (GCR) in January 2002 when the current Regulatory Reform Plan expires. Under the GCR mechanism, MichCon’s gas sales rates will be based on market prices and set through the GCR process. In August 2001, MichCon filed an application with the MPSC that proposes a maximum GCR factor of $4.54 per Mcf.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

c.  Other Rate Matters

In March 2000, several shippers on MichCon’s northern Michigan gathering system filed a complaint requesting that the MPSC issue an order reducing the rate charged for Antrim gas transportation services from $.090 per Mcf to approximately $.039 to $.031 per Mcf. The complaint also included a request for refunds of approximately $21.0 million for periods during which the rate was in effect. In July 2001, the MPSC issued an order authorizing a rate of $.051 per Mcf, effective May 2001, and denied the request for additional retroactive refunds. In August 2001, MichCon refunded $.7 million in settlement of this matter.

NOTE 9 – LONG-TERM DEBT

In August 2001, MichCon issued $200 million of 6.125% senior secured notes, due 2008. Interest is payable on a semi-annual basis, beginning March 2002. In August 2001, MichCon paid the entire outstanding balance of a $40 million mortgage bond that was due in May 2021.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

DTEE reports comprehensive income (loss), which is defined as the change in common shareholder’s equity during a period from transactions and events from non-owner sources, including earnings. Total comprehensive income (loss) for the applicable periods is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000
(in Thousands)
Comprehensive Income (Loss)

Net Income (Loss)	$(113,110)	$(24,939)	$(338,007)	$66,751

Other Comprehensive Income (Loss), Net of Taxes
Foreign currency translation adjustment

Foreign currency translation adjustment	(90)	(28)	(103)	(60)

Less: reclassification for gains and losses recognized in earnings	–	–	–	–

	(90)	(28)	(103)	(60)

Derivative instrument transactions

Cumulative effect of accounting change for Derivatives (Note 4a)	–	–	(28,221)	–

Less: reclassification for gains recognized in earnings	1,304	–	44,170	–

	(1,304)	–	(72,391)	–

Total Other Comprehensive Loss, Net of Taxes	(1,394)	(28)	(72,494)	(60)

Total Comprehensive Income (Loss)	$(114,504)	$(24,967)	$(410,501)	$66,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – SEGMENT INFORMATION

DTEE is organized into two business groups, Diversified Energy and Gas Distribution. The groups operate five major business segments as set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000
(in Thousands)
Revenues From Unaffiliated Customers*

Pipelines & Processing	$1,531	$7,351	$17,583	$22,365

Electric Power	–	15,292	–	45,649

Energy Marketing	243,985	305,374	1,258,729	986,757

Exploration & Production	1,577	2,962	4,888	10,702

Gas Distribution	124,514	134,440	793,555	776,106

	371,607	465,419	2,074,755	1,841,579

Revenues From Affiliated Customers

Pipelines & Processing	790	63	2,467	301

Energy Marketing	15,071	44,779	101,787	129,652

Exploration & Production	15,396	15,042	47,372	42,152

Gas Distribution	278	1,654	3,115	8,137

	31,535	61,538	154,741	180,242

Eliminations	(31,535)	(61,538)	(154,741)	(180,242)

Consolidated Operating Revenues	$371,607	$465,419	$2,074,755	$1,841,579

Net Income (Loss)*

Pipelines & Processing	$(21,191)	$915	$(72,332)	$19,715

Electric Power	(49)	628	(97)	33,134

Energy Marketing	29,155	(3,187)	15,391	(18,329)

Exploration & Production	(63,568)	144	(61,667)	4,373

Gas Distribution	(44,552)	(16,532)	(67,288)	52,957

Corporate & Other	(12,905)	(6,907)	(48,821)	(25,099)

	(113,110)	(24,939)	(234,814)	66,751

Cumulative effect of accounting change for derivatives	–	–	(100,644)	–

Extraordinary item – loss on redemption of debt	–	–	(2,549)	–

Consolidated Net Income (Loss)	$(113,110)	$(24,939)	$(338,007)	$66,751

*	Electric Power’s gas sales contracts were transferred to Energy Marketing in the 2001 first quarter.

NOTE 12 – CONTINGENCIES

DTEE is involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

contract disputes, environmental reviews and investigations, and pending judicial matters. Management cannot predict the final disposition of such proceedings. Management regularly reviews legal matters and records provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on DTEE’s financial statements in the period they are resolved.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of

DTE Enterprises, Inc.

We have reviewed the accompanying condensed consolidated statements of financial position of DTE Enterprises, Inc. and subsidiaries (the “Company”) (formerly the registrant, MCN Energy Group Inc.) as of September 30, 2001, the related condensed consolidated statements of operations and retained earnings (deficit) for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 13, 2001

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENTERPRISES, INC.

By:	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer,
Vice President and Controller

Date: November 13, 2001